Form 10QSB
period 1998-10-31
COMPUTER LITERACY INC
filed 1998-12-14
CIK 1066010

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ---------------


                                   FORM 10-QSB


|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

                                       OR

| |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____



                         Commission file number 0-24871

                             COMPUTER LITERACY, INC.
        (Exact name of small business issuer as specified in its charter)


              DELAWARE                                    77-0389480
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or  organization)                 Identification Number)


                               1308 ORLEANS DRIVE
                           SUNNYVALE, CALIFORNIA 94089
                    (Address of principal executive offices)

                                ---------------

                                 (408) 541-2020
                (Issuer's telephone number, including area code)

                                ---------------

     Indicate by check [X] whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

              (1) Yes   X      No
                      -----       -----

              (1) Yes          No   X
                      -----       -----


     As of November 25, 1998 there were 11,149,058 shares of the Registrant's common stock outstanding.


================================================================================

                             COMPUTER LITERACY, INC.

                                   FORM 10-QSB

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                           PAGE
                                                                                           ----
Item 1.    Financial Statements............................................................ 3

           Condensed Consolidated Balance Sheets at January 31, 1998 and
           October 31, 1998................................................................ 3

           Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 1997 and October 31, 1998 ........................ 4

           Condensed Consolidated Statements of Cash Flows for the three and nine months ended October 31, 1997 and October 31, 1998......................... 5

           Notes to Condensed Consolidated Financial Statements............................ 6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................................... 8


PART II.   OTHER INFORMATION...............................................................25

Item 1.    Legal Proceedings...............................................................25

Item 2.    Changes in Securities...........................................................25

Item 3.    Defaults upon Senior Securities.................................................25

Item 4.    Submission of Matters to a Vote of Security Holders.............................25

Item 5.    Other Information...............................................................25

Item 6.    Exhibits and Reports on Form 8-K................................................25

SIGNATURES ................................................................................26

PART I.        FINANCIAL INFORMATION

ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS

                             COMPUTER LITERACY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                  JANUARY 31,      OCTOBER 31,
                                                                     1998             1998
                                                                  -----------      -----------
ASSETS                                                                             (unaudited)
Current assets:

   Cash and equivalents                                            $  4,974         $  2,085
   Accounts receivable, net of allowance of $67 and $98                 153              770
   Inventories                                                        3,683            4,096
   Prepaid expenses and other current assets                            440            1,258
                                                                   --------         --------
      Total current assets                                            9,250            8,209
Property and equipment, net                                           1,182            1,819
Goodwill, net                                                         2,962            2,803
Other assets                                                            204              204
                                                                   --------         --------
      Total assets                                                 $ 13,598         $ 13,035
                                                                   ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $  2,518         $  2,487
   Accrued expenses                                                   1,084            1,473
   Current portion of capital lease obligations                          18               18
                                                                   --------         --------
      Total current liabilities                                       3,620            3,978
Capital lease obligations                                                53               40
                                                                   --------         --------
      Total liabilities                                               3,673            4,018
Stockholders' equity:
   Preferred stock, $0.001 par value, 5,500 and 6,275
      shares authorized, 5,222 and 6,079 shares issued and
      outstanding at January 31, 1998 and October 31, 1998,
      respectively; (aggregate liquidation preference of
      $13,843 and $19,366 at January 31, 1998 and October
      31, 1998, respectively)                                             5                6
   Common stock, $0.001 par value, 8,750 and 10,000
      shares authorized, 1,527 and 1,582 shares issued and
      outstanding at January 31, 1998 and October 31, 1998,
      respectively                                                        2                2
   Additional paid-in capital                                        13,764           19,386
   Warrants                                                              12               12
   Accumulated deficit                                               (3,858)         (10,389)
                                                                   --------         --------
      Total stockholders' equity                                      9,925            9,017
                                                                   --------         --------
      Total liabilities and stockholders' equity                   $ 13,598         $ 13,035
                                                                   ========         ========


     See accompanying notes to condensed consolidated financial statements.

                             COMPUTER LITERACY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)


                                                    QUARTER ENDED OCTOBER 31,    NINE MONTHS ENDED OCTOBER 31,
                                                    -------------------------    -----------------------------
                                                       1997            1998          1997             1998
                                                    ----------       --------    -----------      ------------
Revenues:
     Online                                           $  1,089       $  2,934       $  1,709       $  7,159
     Retail and other                                    3,124          2,296          5,387          7,280
                                                      --------       --------       --------       --------
        Total revenues                                   4,213          5,230          7,096         14,439
Cost of revenues:
     Online                                                802          2,347          1,220          5,638
     Retail and other                                    2,041          1,501          3,466          4,727
                                                      --------       --------       --------       --------
        Total cost of revenues                           2,843          3,848          4,686         10,365
                                                      --------       --------       --------       --------
Gross profit                                             1,370          1,382          2,410          4,074
Operating expenses:
     Sales and marketing                                 1,126          2,759          2,366          6,815
     Development and engineering                           311            763            524          1,911
     General and administrative                            552            799          1,148          2,023
                                                      --------       --------       --------       --------
        Total operating expenses                         1,989          4,321          4,038         10,749
                                                      --------       --------       --------       --------
Loss from operations                                      (619)        (2,939)        (1,628)        (6,675)
Interest, net                                              (27)            45             (4)           144
                                                      --------       --------       --------       --------
Net loss                                              $   (646)      $ (2,894)      $ (1,632)     $  (6,531)
                                                      ========       ========       ========       ========
Basic and diluted net loss per share                  $  (0.43)      $  (1.84)      $  (1.09)     $   (4.22)
Shares used in calculating basic and diluted net
    loss per share                                       1,504          1,571          1,504          1,546


     See accompanying notes to condensed consolidated financial statements.

                             COMPUTER LITERACY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)


                                                                QUARTER ENDED OCTOBER 31,   NINE MONTHS ENDED OCTOBER 31,
                                                                -------------------------   -----------------------------
                                                                    1997         1998          1997            1998
                                                                ----------    -----------   ---------       -------------
Cash flows from operating activities:
  Net loss                                                        $  (646)      $(2,894)      $(1,632)      $(6,531)
  Adjustments to reconcile net loss to net cash
    used in operations:
   Depreciation and amortization                                       83           183           163           415
   Options and warrants granted to consultants and creditors           --            --            10             5
  Changes in operating assets and liabilities:
   Accounts receivable                                                (82)         (259)          (86)         (617)
   Inventories                                                       (424)         (117)         (462)         (413)
   Prepaid expenses and other assets                                 (129)         (237)         (247)         (850)
   Accounts payable                                                   436            11         1,281           (31)
   Accrued expenses                                                     5           477          (127)          390
                                                                  -------       -------       -------       -------
   Net cash used in operations                                       (757)       (2,836)       (1,100)       (7,632)

Cash flows from investing activities:
   Purchase of property and equipment                                (191)         (216)         (367)         (861)
   Acquisition on CLBI, net of cash acquired                           --            --        (4,334)           --
                                                                  -------       -------       -------       -------
   Net cash used in investing activities                             (191)         (216)       (4,701)         (861)

Cash flows from financing activities:
   Purchase/(repayment) of capital lease obligations                   39            (4)           35           (13)
   Borrowings under line of credit                                     --            --         1,000            --
   Issuance of preferred stock, net                                    --            --         2,522         5,524
   Exercise of stock options, net                                      --             9            --            93
                                                                  -------       -------       -------       -------
   Net cash provided by financing activities                           39             5         3,557         5,604

Net decrease in cash and equivalents                                 (909)       (3,047)       (2,244)       (2,889)
Cash and equivalents at beginning of period                         1,893         5,132         3,228         4,974
                                                                  -------       -------       -------       -------
Cash and equivalents at end of period                             $   984       $ 2,085       $   984       $ 2,085
                                                                  =======       =======       =======       =======



     See accompanying notes to condensed consolidated financial statements.

                             COMPUTER LITERACY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    Description of Business and Basis of Presentation

        Computer Literacy, Inc., formerly CBooks Express, Inc., was incorporated in California in November 1994 and reincorporated in Delaware in July 1998. The Company is an online retailer of technical books, technology based training solutions, product manuals, research reports and other information resources, all of which are targeted to information technology professionals. Business is transacted through the Company's online store or through one of its three physical retail locations.

    Unaudited Interim Financial Information

        The condensed consolidated financial statements of Computer Literacy, Inc. (the "Company") included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three and nine month periods ended October 31, 1997 and October 31, 1998. These financial statements should be read in conjunction with the Company's audited financial statements as of January 31, 1998 and for the year then ended and notes thereto included in the Company's Registration Statement on Form SB-2, as amended. The results of operations for the three and nine month periods ended October 31, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending January 31, 1999.

    Principles of Consolidation

        The consolidated financial statements include the accounts of Computer Literacy, Inc. and its wholly owned subsidiary, Computer Literacy Bookshops, Inc. ("CLBI"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

    Revenue Recognition

        The Company recognizes revenue from product sales, net of any discounts, when the products are shipped to customers. Outbound shipping charges are included in net sales. No foreign country or geographical area accounted for more than 10% of revenue in any of the periods presented.

    Advertising Costs

        The cost of advertising is expensed as incurred. For the three months ended October 31, 1997 and the three months ended October 31, 1998, the Company incurred advertising expense of $172,000 and $932,000, respectively, and $412,000 and $2.1 million for the nine months ended October 31, 1997 and and the nine months ended October 31, 1998, respectively.

    Net Loss Per Share

        Net loss per share is computed based on the weighted average number of common shares outstanding. During the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share and, retroactively, restated the 1997 earnings per share (EPS) for the change. SFAS No. 128 requires a dual presentation of basic and diluted EPS. Basic EPS for all periods presented is computed by dividing net loss by the weighted average of common shares outstanding. Diluted EPS for all periods presented was the same as basic EPS since the effect of all other potential dilutive securities is excluded as they are anti-dilutive because of the Company's net losses.

     Recently Issued Accounting Standards

        On February 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from nonowner sources. Adoption of SFAS No. 130 did not impact the Company's consolidated financial position, results of operations or cashflows. For the periods presented, net loss and comprehensive loss were the same.

    Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2.  CLOSURE OF RETAIL STORE

        On September 28, 1998, the Company closed its retail store in Cupertino, California. The Company does not expect that the closing of this store will have a material impact on future operations. Total revenues for the Cupertino store for each of the quarters ended July 31, 1997, October
    31, 1997, January 31, 1998, April 30, 1998, July 31, 1998 and October 31,
    1998 were approximately $236,000, $379,000, $332,000, $350,000, $294,000 and
    $205,000, respectively. Each of these amounts is less than 10% of the total revenues for the same periods. The Company incurred less than $10,000 in costs associated with the closing of the store and does not expect to experience any further significant gain or loss.

3.  SUBSEQUENT EVENTS

    Public Offering

        On November 20, 1998 the Company consummated an initial public offering of its Common Stock (the "Initial Public Offering"). The Company sold 3,450,000 shares (including 450,000 shares upon the exercise of the underwriters' overallotment option on November 24, 1998) of its common stock, $0.001 par value, at an initial public offering price of $10.00 per share. After deducting the underwriters' discount and other offering expenses, the net proceeds to the Company total approximately $31.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors That May Affect Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on November 19, 1998 (Reg. No. 333-67397).

OVERVIEW

     Computer Literacy is the leading online retailer of information resources singularly focused on the technical professional. With over 300,000 information resource titles from more than 8,000 publishers, Computer Literacy offers its customers online access to a broad and comprehensive selection of technical books, technology based training solutions, product manuals, research reports and other information resources. In addition to the Company's extensive product offering, Computer Literacy's online store features authoritative and compelling content, competitive pricing, an easy-to-use navigational interface and a variety of value-added services. The Company also operates three physical retail stores that complement its online business by generating increased online traffic, building the Company's brand and creating cross-promotional opportunities, thereby providing a profitable means of customer acquisition.

     Incorporated in November 1994, the Company (formerly CBooks Express, Inc.) began selling technical books through its online store in February 1996, technology based training solutions in January 1998, product manuals in May 1998 and research reports in June 1998. From inception through January 1996, the Company's operating activities consisted primarily of developing the infrastructure necessary to conduct online sales of information resources, establishing vendor relationships, recruiting personnel, and purchasing and leasing operating assets, including warehousing, fulfillment and customer service capabilities. The Company acquired four physical retail stores in May 1997 in connection with its $5.1 million acquisition of Computer Literacy Bookshops, Inc. ("CLBI"), which was accounted for as a purchase. Accordingly, the Company's results of operations include those of CLBI for all periods subsequent to the acquisition date.

     Computer Literacy generates revenues from sales of books, technology based training materials, product manuals and research reports through its online store, certain co-branded corporate online stores and in its three retail locations. The Company recognizes revenue from its online store upon shipment and, from its physical retail stores, at the time of sale.

     Cost of revenues includes costs of products and inbound and outbound freight. These costs may vary as a percentage of total revenues in any given period due to a number of factors, including increased price competition, varied levels of cooperative advertising dollars received from certain publishers of books and changes in the size and timing of discounts and other promotional activities. In addition, as sales of higher gross margin products, such as technology based training materials, manuals and research reports increase as a percentage of total revenues, gross margins may increase accordingly. For the three months ended October 31, 1997 and the three months ended October 31, 1998, the Company purchased approximately 31% and 29%, respectively, of its books from Ingram, an indirect reseller. For the nine months ended October 31, 1997 and the nine months ended October 31, 1998, the Company purchased approximately 31% and 31%, respectively, of its books from Ingram. Although the primary advantage associated with purchasing from Ingram is just in time inventory management, the Company believes it will make a larger number of its purchases directly from publishers as its sales volume increases, thereby enabling the Company to take advantage of favorable volume discounts.

     Since inception, the Company has incurred significant net operating losses and expects to incur additional net operating losses for the foreseeable future. There can be no assurance that the Company will achieve profitability or that, if profitability is achieved, it will be sustained. As of October 31, 1998, the Company had an accumulated deficit of $10.4 million. The Company believes that its success will depend in large part on its ability to enhance its customers' online shopping experience, expand corporate relationships, build brand awareness, encourage customer loyalty, capitalize on the market for information resources, establish and leverage supplier relationships and maintain its technology focus and expertise. Accordingly, the Company intends to invest heavily in marketing and promotion, its direct sales and telesales organizations, and infrastructure development. There can be no assurance that such expenditures will result in increased revenues or customer growth. Additionally, while in recent periods the Company has experienced significant growth in revenues, its customer base and repeat customer revenue, such growth rates are not sustainable, will decrease in the future and are not indicative of actual growth rates that the Company may experience. In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company believes that period-to-period comparisons of its operating results, including the Company's operating expenses as a percentage of total revenues, are not necessarily meaningful and should not be relied upon as an indication of future performance. See "Risk Factors -- Limited Operating History; Accumulated Deficit; Anticipated Losses."

RESULTS OF OPERATIONS

        The following table presents the Company's results of operations as a percentage of total revenues for the periods indicated.

                                       QUARTER ENDED OCTOBER 31,      NINE MONTHS ENDED OCTOBER 31,
                                       -------------------------      -----------------------------
                                           1997           1998            1997               1998
                                       ------------    ---------      ------------         --------
Revenues:
     Online                                25.8%          56.1%               24.1%          49.6%
     Retail and other                      74.2%          43.9%               75.9%          50.4%
                                          -----           -----              -----           -----
        Total revenues                    100.0%         100.0%              100.0%         100.0%
Cost of revenues:
     Online (1)                            73.6%          80.0%               71.4%          78.8%
     Retail and other (1)                  65.3%          65.4%               64.3%          64.9%
                                          -----           -----              -----           -----
        Total cost of revenues             67.5%          73.6%               66.0%          71.8%
                                          -----           -----              -----           -----
Gross profit                               32.5%          26.4%               34.0%          28.2%
Operating expenses:
     Sales and marketing                   26.7%          52.7%               33.3%          47.2%
     Development and engineering            7.4%          14.6%                7.4%          13.2%
     General and administrative            13.1%          15.3%               16.2%          14.0%
                                          -----           -----              -----           -----
        Total operating expenses           47.2%          82.6%               56.9%          74.4%
                                          -----           -----              -----           -----
Loss from operations                      (14.7%)         (56.2%)            (22.9%)         (46.2%)
                                          -----           -----              -----           -----
Interest, net                              (0.6%)           0.9%              (0.1%)           1.0%
                                          -----           -----              -----           -----
Net loss                                  (15.3%)         (55.3%)            (23.0%)         (45.2%)
                                          =====           =====              =====           =====

----------
(1) Cost of online revenue and cost of retail and other revenue are shown as a percentage of related online revenue and retail and other revenue, respectively.


QUARTER ENDED OCTOBER 31, 1997 COMPARED TO QUARTER ENDED OCTOBER 31, 1998

     Online Revenue. Online revenue is comprised of revenue from online sales of information resources and associated outbound shipping charges, net of returns. Online revenue increased from $1.1 million, or 25.8% of total revenues, to $2.9 million, or 56.1% of total revenues, for the three months ended October 31, 1997 and the three months ended October 31, 1998, respectively, as a result of significant increases in the customer base (from 12,796 to 58,576) and repeat purchases from the Company's existing customers. The Company expects online revenue to increase both in absolute dollars and as a percentage of total revenues as the Company continues to invest significantly in its online store, related operating infrastructure, corporate and telesales organization, and marketing programs. There can be no assurance, however, that online revenue will increase as a result of these investments and any such failure would materially adversely affect the Company's business, operating results and financial condition. See "Risk Factors -- Limited Operating History; Accumulated Deficit; Anticipated Losses" and "-- Unpredictability of Future Revenues; Potential Fluctuations in Quarterly Operating Results; Seasonality."

     International sales represented approximately 20.5% and 20.4% of online revenue for the three months ended October 31, 1997 and the three months ended October 31, 1998, respectively. The Company believes that the international market for its products is large and expanding, and that the Internet offers a unique opportunity for it to expand its international presence quickly and cost-effectively. The Company expects international sales to increase as the Company begins to direct corporate sales, telesales and marketing resources towards international markets.

     Retail and Other Revenue. Retail and other revenue is comprised primarily of revenue generated by the Company's physical retail stores and, to a lesser extent, by trade shows and book fairs. Retail and other revenue decreased from $3.1 million, or 74.2% of total revenues, to $2.3 million, or 43.9% of total revenues, for the three months ended October 31, 1997 and the three months ended October 31, 1998, respectively, primarily as a result of an increased focus of our sales and marketing on the online business, as well as the closure of the store located in Cupertino, California. The Company periodically evaluates the location and productivity of its retail stores and may close, consolidate or relocate stores as conditions warrant. Any closure, consolidation or relocation of a retail store is likely to decrease retail and other revenue.

     Cost of Online Revenue. Cost of online revenue is comprised primarily of the cost of merchandise sold through the Company's online store and associated inbound and outbound shipping costs. Cost of online revenue increased from $802,000, or 73.6% of online revenue, to $2.3 million, or 80.0% of online revenue, for the three months ended October 31, 1997 and the three months ended October 31, 1998, respectively. The increase in absolute dollars was attributable to increased online sales volume.

     Cost of Retail and Other Revenue. Cost of retail and other revenue is comprised of the cost of merchandise sold through the Company's retail stores and at trade shows and book fairs and includes associated inbound and outbound shipping costs. Cost of retail and other revenue decreased from $2.0 million, or 65.3% of retail and other revenue, to $1.5 million, or 65.4% of retail and other revenue, in the three months ended October 31, 1997 and the three months ended October 31, 1998, respectively, primarily as a result of the decrease in retail and other sales.

     Gross Margin. Gross margin as a percentage of total revenues decreased from 32.5% to 26.4% for the three months ended October 31, 1997 and the three months ended October 31, 1998, respectively. The percentage decrease was primarily a result of the increase in online sales as a percent of total revenues, as well as the implementation by the Company of an online competitive pricing policy. The Company has offered, and expects to continue to offer in the foreseeable future, discounts on various product offerings to encourage new customers and online traffic. Such pricing pressure is likely to reduce gross margins in the future but may be partially offset by the change in mix of products sold towards higher margin technology based training materials, product manuals and research reports.

     Sales and Marketing Expenses. Sales and marketing expenses consist of direct expenses associated with the Company's retail stores, as well as advertising, promotional and public relations expenditures, payroll and related expenses for personnel engaged in corporate sales, marketing and fulfillment. Sales and marketing expenses increased from $1.1 million, or 26.7% of total revenues, to $2.8 million, or 52.7% of total revenues, for the three months ended October 31, 1997 and the three months ended October 31, 1998, respectively. The increase in absolute dollars was primarily attributable to the expansion of the Company's online store and its direct sales force, the increase in advertising, public relations and other promotional expenditures, and the increased personnel and related expenses required to implement the Company's marketing strategy and fulfill customer demand. The Company intends to pursue aggressive branding, marketing and telesales campaigns to generate increased online traffic and acquire customers. Accordingly, the Company expects sales and marketing expenses to increase in absolute dollars for the foreseeable future, but decrease as a percentage of total revenues as total revenues increase.

     Development and Engineering Expenses. Development and engineering expenses primarily consist of costs associated with systems and telecommunications infrastructure, editorial operations and content acquisition. Development and engineering expenses increased from $311,000, or 7.4% of total revenues, to $763,000, or 14.6% of total revenues, for the three months ended October 31, 1997 and the three months ended October 31, 1998, respectively. The increase in absolute dollars was primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of the Company's online store and transaction-processing systems, as well as increased investments in systems and telecommunications infrastructure. To date, all development and engineering costs have been expensed as incurred. The Company believes that continued investment in systems and infrastructure development is critical to attaining its strategic objectives and, as a result, expects development and engineering expenses to increase significantly in absolute dollars for the foreseeable future, but decrease as a percentage of total revenues as total revenues increase.

     General and Administrative Expenses. General and administrative expenses consist of payroll and related costs associated with executive, accounting and administrative personnel, recruiting, professional service fees and other general corporate expenses. General and administrative expenses increased from $552,000, or 13.1% of total revenues, to $799,000 or 15.3% of total revenues, for the three months ended October 31, 1997 and the three months ended October 31, 1998, respectively. This increase in absolute dollars was primarily due to increased salaries and related expenses associated with the hiring of additional personnel and increases in professional fees. The Company expects general and administrative expenses to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the expansion of its business and the costs resulting from being a public company, but decrease as a percentage of total revenues as total revenues increase.

     Interest, Net. Net interest expense was $27,000 for the three months ended October 31, 1997, as compared with net interest income of $45,000 for the three months ended October 31, 1998. Net interest expense during the three months ended October 31, 1997 was primarily attributable to borrowings on the Company's bank line of credit. Net interest income in the three months ended October 31, 1998 resulted from the investment of cash proceeds from financing activities.

NINE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
1998

     Online Revenue. Online revenue increased from $1.7 million in the nine months ended October 31, 1997 to $7.2 million in the nine months ended October 31, 1998. This increase was primarily attributable to increased awareness of the Company's online product offerings and the resulting increase in new customers (from 12,796 to 58,576), and repeat purchases. The increase in online revenue as a percentage of total revenues from 24.1% in the nine months ended October 31, 1997 to 49.6% in the nine months ended October 31, 1998 was primarily attributable to the Company's increased focus on the online business. Online revenue derived from international sales accounted for approximately 23.0% and 21.9% of online revenue in the nine months ended October 31, 1997 and the nine months ended October 31, 1998, respectively.

     Retail and Other Revenue. Retail and other revenue increased from $5.4 million, or 75.9% of total revenues, to $7.3 million, or 50.4% of total revenues, for the nine months ended October 31, 1997 and the nine months ended October 31, 1998, respectively, primarily as a result of the inclusion of CLBI results of operations after the acquisition of CLBI in May 1997. Retail and other revenue decreased as a percentage of total revenue during the same period due primarily to an increased focus on the online business.

     Cost of Online Revenue. Cost of online revenue increased from $1.2 million, or 71.4% of online revenue, for the nine months ended October 31, 1997, to $5.6 million, or 78.8% of online revenue, for the nine months ended October 31, 1998, primarily as a result of increased online sales.

     Cost of Retail and Other Revenue. Cost of retail and other revenue increased from $3.5 million, or 64.3% of retail and other revenue, in the nine months ended October 31, 1997, to $4.7 million, or 64.9% of retail and other revenue, in the nine months ended October 31, 1998, primarily as a result of the inclusion of CLBI results of operations after the acquisition of CLBI in May 1997.

     Gross Margin. Gross margin as a percentage of total revenues decreased from 34.0% in the nine months ended October 31, 1997 to 28.2% in the nine months ended October 31, 1998 as the higher margin retail and other revenue represented a smaller portion of total revenue.

     Sales and Marketing Expenses. Sales and marketing expenses increased from $2.4 million, or 33.3% of total revenues, in the nine months ended October 31, 1997 to $6.8 million, or 47.2% of total revenues, in the nine months ended October 31, 1998. The increase in absolute dollars was primarily attributable to sales and marketing expenses related to operating the Company's four retail stores following the acquisition of CLBI in May 1997, the expansion of the Company's online store and its direct sales force, the increase in advertising, public relations and other promotional expenditures, and the increased personnel and related expenses required to implement the Company's marketing strategy and fulfill customer demand.

     Development and Engineering Expenses. Development and engineering expenses increased from $524,000, or 7.4% of total revenues, in the nine months ended October 31, 1997 to $1.9 million, or 13.2% of total revenues, in the nine months ended October 31, 1998. This increase in absolute dollars was primarily attributable to increased staffing and costs related to enhancing the features, content and functionality of the Company's online store and transaction-processing systems, as well as increased investments in systems and telecommunications infrastructure.

     General and Administrative Expenses. General and administrative expenses increased from $1.1 million, or 16.2% of total revenues in the nine months ended October 31, 1997 to $2.0 million, or 14.0% of total revenues, in the nine months ended October 31, 1998. This increase in absolute dollars was primarily attributable to increased salaries and related expenses associated with the hiring of additional personnel, increases in professional fees and travel. Such expenses decreased as a percentage of total revenues in the nine months ended October 31, 1998 due to the increase in total revenues for the nine month period ending October 31, 1998.

     Interest, Net. Net interest expense in the nine months ended October 31, 1997 was $4,000 compared to net interest income of $144,000 in the nine months ended October 31, 1998. Net interest expense during the nine months ended October 31, 1997 was primarily attributable to borrowings on the Company's bank line of credit. Net interest income the nine months ended October 31, 1998 resulted from the investment of cash proceeds from financing activities.

RECENT DEVELOPMENTS

     On September 28, 1998, the Company closed its retail store in Cupertino, California. The Company does not expect that the closing of this store will have a material impact on future operations. Total revenues for the Cupertino store for each of the three months ended July 31, 1997, October 31, 1997, January 31, 1998, April 30, 1998, July 31, 1998 and October 31, 1998 were approximately $236,000, $379,000, $332,000, $350,000, $294,000 and $205,000, respectively.
Each of these amounts is less than 10% of the total revenues for the same periods. The Company incurred less than $10,000 in costs associated with the closing of the store and does not expect to experience any further significant gain or loss.

     On November 20, 1998 the Company consummated an initial public offering of its Common Stock (the "Initial Public Offering"). The Company sold 3,450,000 shares (including 450,000 shares upon the exercise of the underwriters' overallotment option on November 24, 1998) of its common stock, $0.001 par value, at an initial public offering price of $10.00 per share. After deducting the underwriters' discount and other offering expenses, the net proceeds to the company total approximately $31.2 million.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through private sales of Preferred Stock which totaled approximately $19.3 million (net of issuance costs) through October 1998.

     Net cash used in operating activities was $757,000 in the three months ended October 31, 1997 and $2.8 million in the three months ended October 31, 1998. Cash used in operating activities in the three months ended October 31, 1997 was primarily attributable to a net loss of $646,000 and increases of $82,000 in accounts receivable, $424,000 in inventories, and $129,000 in prepaid expenses and other assets, partially offset by an increase of $436,000 in accounts payable, as well as depreciation and amortization. For the three months ended October 31, 1998, cash used in operating activities primarily resulted from a net loss of $2.9 million plus increases of $259,000 in accounts receivable, $117,000 in inventories, and $237,000 in prepaid expenses and other assets, offset by increases in accrued expenses of $477,000 as well as depreciation and amortization of $183,000.

     Net cash used in operating activities was $1.1 million and $7.6 million in the nine months ended October 31, 1997 and the nine months ended October 31, 1998, respectively. Cash used in operating activities in the nine months ended October 31, 1997 was primarily attributable to a net loss of $1.6 million, and increases of $462,000 in inventories, $247,000 in prepaid expenses and other assets, partially offset by an increase in accounts payable of $1.3 million, as well as depreciation and amortization. For the nine months ended October 31, 1998, cash used in operating activities primarily resulted from a net loss of $6.5 million, an increase in accounts receivable, inventories and prepaid and other assets of $617,000, $413,000 and $850,000, respectively, partially offset by net increases in accounts payable and accrued expenses of $359,000, as well as depreciation and amortization of $415,000.

     Net cash used in investing activities was $191,000 and $216,000 in the three months ended October 31, 1997 and the three months ended October 31, 1998, respectively. Investing activities in the three months ended October 31, 1997 and the three months ended October 31, 1998 are primarily attributable to purchases of property and equipment. Net cash used in investing activities was $4.7 million and $861,000 for the nine months ended October 31, 1997 and the nine months ended October 31, 1998, respectively. Investing activities in the nine months ended October 31, 1997 are related to the acquisition of CLBI in May 1997 for $4.3 million (net of cash acquired) and purchases of property and equipment of $367,000. Investing activities in the nine months ended October 31, 1998 are primarily attributable to purchases of property and equipment.

     Cash provided by financing activities was $39,000 and $5,000 in the three months ended October 31, 1997 and the three months ended October 31, 1998, respectively. Cash provided by financing activities of $3.6 million in the nine months ended October 31, 1997 consisted primarily of $2.5 million in proceeds from the issuance of preferred stock and $1.0 million in borrowings on a line of credit. Cash provided by financing activities of $5.6 million in the nine months ended October 31, 1998 consisted primarily of proceeds from the issuance of preferred stock. The Company has a $3.0 million line of credit which expires on December 31, 1998. As of October 31, 1998, the Company has no borrowings outstanding under its line of credit.

     As of October 31, 1998, the Company had $2.1 million of cash and equivalents. As of that date, the Company's principal commitments consisted of obligations outstanding under an agreement with CBT Systems, Ltd. and operating and capital leases. Although the Company has no material long-term commitments for capital expenditures, it anticipates a substantial increase in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. These risks should be read in conjunction with the "Risk Factors" section included in the Company's Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on November 19, 1998 (Reg. No. 333-67397).

LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; ANTICIPATED LOSSES

     We were incorporated in November 1994 to develop an online retail strategy and we began selling information resources, initially consisting of technical books, through our online store on the World Wide Web (the "Web") in February 1996. We expanded our product offerings to include training materials in January 1998, product manuals in May 1998 and research reports in June 1998. Accordingly, we have a very limited operating history from which to evaluate our business and prospects.

     Our prospects must be considered in light of the risks, expenses and uncertainties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks for us may include:

     o    An evolving and unpredictable business model;
     o    Management of an expanding business;
     o    Fluctuations in sales;
     o    Seasonality;
     o    Entry into new business areas;
     o    Competition;

     o    Need for additional personnel and dependence on key personnel;

     o    Limitations on our ability to establish and expand our brand;

     o    Capacity constraints;

     o    Systems failures;

     o    Announcements by current or potential competitors;

     o    Changes in the needs of technical professionals; and

     o    The other Risk Factors discussed herein.

        To address these risks, we must, among other things:

     o Implement and successfully execute our business and marketing strategy;

     o    Maintain and increase our customer base;

     o Continue to develop and upgrade our technology and transaction-processing systems;

     o    Improve our online store;

     o    Provide superior customer service and order fulfillment;

     o    Respond to competitive developments; and

     o    Attract, retain and motivate qualified personnel.

     We may not be successful in addressing such risks, and the failure to do so would seriously harm our business, financial condition and results of operations.

     Since inception, we have incurred significant net operating losses and expect to incur additional net operating losses for the foreseeable future. We may not achieve profitability and if achieved, profitability may not be sustained. As of October 31, 1998, we had an accumulated deficit of $10.4 million. We believe that our success will depend in large part on our ability to:

     o    Enhance our customers' online shopping experience;

     o    Expand corporate relationships;

     o    Build brand awareness;

     o    Encourage customer loyalty;

     o    Capitalize on the market for information resources;

     o    Establish and utilize supplier relationships; and

     o    Maintain our technology focus and expertise.

     Accordingly, we intend to invest heavily in marketing and promotion, our direct sales and telesales organizations, and systems and infrastructure development. Such expenditures may not result in increased revenues or customer growth. Additionally, while in recent periods we have experienced significant growth in revenues, our customer base and repeat customer revenue, such growth rates are not sustainable. Such growth rates will decrease in the future and are not indicative of actual growth rates that we may experience.

UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY

     We are unable to accurately forecast our future revenues because of our limited operating history and the emerging nature of the markets in which we compete. Revenues and operating results generally depend on the volume of, timing of and ability to fulfill orders received. These factors have historically been, and are likely to continue to be, difficult to forecast. Our current and future expense levels are based largely on our operating plans and estimates of future revenues and are, to a large extent, fixed. We may be unable to adjust spending sufficiently quickly to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would seriously harm our business, financial condition and results of operations. Further, we may, from time to time, make certain pricing, product, service or marketing decisions as a strategic response to changes in the competitive environment. Such changes could seriously harm our business, financial condition and results of operations.

     Our future quarterly operating results may vary significantly due to a variety of factors, many of which are outside our control. Factors that could affect our quarterly operating results include:

     o    Our ability to establish and expand brand awareness;

     o Our ability to retain existing customers, attract new customers and continuously improve customer satisfaction;

     o Announcements of, and market anticipation for, new technology offerings for which information resources may be sought;

     o    Our ability to manage inventory and fulfillment operations;

     o    Our ability to sustain or improve gross margin levels;

     o The announcement or introduction of new online stores, services and products by us or our competitors;

     o    Price competition or higher wholesale prices in the industry;

     o The level of usage of and commerce on the Internet and online services generally;

     o Increasing customer acceptance of the Internet for the purchase of information resources such as those offered by us;

     o Our ability to upgrade and develop our systems and infrastructure in a timely and effective manner;

     o    The level of traffic on our online store;

     o    The sales mix of our product offerings;

     o    Technical difficulties, system downtime or Internet brownouts;

     o The amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

     o The introduction of books, technology based training solutions, product manuals and research reports;

     o    The level of merchandise returns we experienced;

     o    Governmental regulation; and

     o General economic conditions and economic conditions specific to the Internet, electronic commerce and the technical resource industries.

     In the past, we have experienced seasonality in our business and we expect that we will continue to experience such seasonality in the future. Internet usage and the amount of purchases from individual and corporate consumers tend to decline during August, November and December. During these times many technical professionals are either absent from the workplace, on vacation or experience a holiday closure at their company. Our results in future quarters may be negatively affected by seasonal trends.

     Due to the foregoing factors, we cannot predict with any significant degree of certainty our quarterly revenue and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance. It is likely that in one or more future quarters our results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Common Stock would likely be seriously harmed.

RISKS ASSOCIATED WITH ENTRY INTO NEW BUSINESS AREAS

     For the nine months ended October 31, 1998 approximately 87% of our online revenues were derived from sales of books. We recently expanded our product offerings to include technology based training materials, product manuals and research reports and future revenues from these new product offerings are difficult to forecast.

     We may choose to further expand our operations by promoting new or complementary products and expanding the breadth and depth of products and services offered. In addition, we may decide to utilize third-party relationships to extend our brand or establish additional co-branded online stores. We may pursue the acquisition of new or complementary businesses, products or technologies. However, we have no present commitments or agreements for any material acquisitions or investments. We may not be able to expand our product offerings and related operations in a cost-effective or timely manner. Such efforts may fail to increase online traffic and purchases from our online or physical retail stores or to increase our overall market acceptance. Furthermore, any new business or online store launched by us that is not favorably received by individuals, corporate customers or their employees or constituents could damage our reputation or the Computer Literacy brand. Expansion of our operations in this manner would also require significant additional expenses and development, operations and editorial resources. Such efforts may strain our management, financial and operational resources. The lack of market acceptance of such efforts (including our recent expansion of product offerings to include technology based training materials, manuals and research reports) or our inability to generate satisfactory revenues from such expanded services or products to offset related increased costs could seriously harm our business, financial condition and results of operations.

COMPETITION

        The electronic commerce market is new, rapidly evolving and intensely competitive. The market for information resources is more mature but also intensely competitive. We expect competition to continue to intensify in the future. We currently or potentially compete with a variety of companies. These competitors include:

     o A significant number of traditional retail and online bookstores, including Amazon.com, Barnes & Noble, Inc., Borders Group, Inc. and other vendors of books, training products and product manuals;

     o Various computer super-stores that carry related information resources at retail locations, in catalogs and over the Internet;

     o A number of indirect competitors that specialize in electronic commerce or derive a substantial portion of their revenue from electronic commerce; and

     o Other companies with substantial customer bases in the computer and other technical fields.

     We may not be able to maintain a competitive position against current or future competitors as they enter the markets in which we compete. This is true particularly with respect to competitors with greater financial, marketing, service, support, technical and other resources than the Company. Our failure to maintain a competitive position within the market could seriously harm our business, financial condition and results of operations.

     We believe that the principal competitive factors on which it competes in its market include:

     o    Brand recognition;

     o    Selection;

     o    Personalized services;

     o    Convenience;

     o    Price;

     o    Accessibility;

     o    Customer service;

     o    Quality of search tools;

     o    Quality of editorial and other site content; and

     o    Reliability and speed of fulfillment.

     Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. In addition, online retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Certain of our competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Web site and systems development than the Company.

     Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. We may from time to time make certain pricing, service or marketing decisions or acquisitions as a strategic response to changes in the competitive environment. Such actions could result in reduced margins or otherwise seriously harm our business, financial condition and results of operations.

     New technologies and the expansion of existing technologies may increase the competitive pressures on the Company. For example, applications that select specific titles from a variety of Web sites may channel customers to online booksellers that compete with the Company. Companies that control access to transactions through a network or Web browsers could also promote our competitors or charge us a substantial fee for inclusion. In addition, vendors of information resources such as technology based training materials could provide direct access to training programs online. We may be unable to compete successfully against current and future competitors, and competitive pressures faced by us could seriously harm our business, financial condition and results of operations.

MANAGEMENT OF EXPANDING BUSINESS; LIMITED SENIOR MANAGEMENT RESOURCES

     We have rapidly expanded our operations, and we anticipate that further expansion will be required to address potential growth in our customer base and market opportunities. Specifically, we expect to significantly increase our direct corporate and telesales organization and marketing initiatives. This expansion has placed, and future expansion is expected to place, a significant strain on our management, operational and financial resources. Our new employees include a number of key managerial, technical and operations personnel who have not yet been fully integrated into the Company, and we expect to add additional key personnel in the near future.

     To manage the expected growth of its operations and personnel, we will need to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls. In addition, we will need to expand, train and manage an increasing employee base. We will also need to expand our finance, administrative and operations staff. Our management will be required to maintain and expand our relationships with:

     o    Various suppliers;

     o    Freight companies;

     o    Other Web sites;

     o    Other Web service providers;

     o    Internet and other online service providers; and

     o    Other third parties necessary to our business.

     Our current and planned personnel, systems, procedures and controls may be inadequate to support our future operations. Further, management may be unable to attract, retain, motivate and manage required personnel or to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business, financial condition and results of operations could be seriously harmed.

RISKS ASSOCIATED WITH BRANDING

     The Company believes that establishing, maintaining and enhancing the Computer Literacy brand is critical to attracting online customers. To do so, we expect to expand our marketing initiatives and build upon our brand by providing a high-quality online experience supported by a high level of customer service. To promote and maintain the Computer Literacy brand, we expect to increase substantially our financial expenditures, including marketing initiatives. If we fail to promote and maintain our brand, or if we incur excessive expenses in an attempt to do so, our business, operating results and financial condition would be seriously harmed.

     We are evaluating changing the Computer Literacy brand name. If a name change is effected it will not necessarily enhance our efforts to attract new customers or retain existing customers. Further such a change could result in confusion to current and potential customers, or disrupt our business. Any of these potential effects could seriously harm our business, financial condition and results of operations. In addition, any name change could result in confusion to investors which could seriously harm the market price of the Common Stock.

RISK OF CAPACITY CONSTRAINTS; RELIANCE ON INTERNALLY DEVELOPED SYSTEMS; SYSTEM DEVELOPMENT RISKS

     A key element of our strategy is to generate a high volume of traffic on, and use of, our online store. Accordingly, the satisfactory performance, reliability and availability of the online store, transaction-processing systems and network infrastructure are critical to our reputation. These factors are similarly critical to our ability to attract and retain customers and maintain adequate service and customer support levels. Our revenues depend on the number of visitors who shop at our online store and the volume of orders we fulfill. Any system interruptions that cause our online store to be unavailable or impair order fulfillment performance would reduce the volume of goods sold and the attractiveness of our product and service offerings. We have experienced periodic system interruptions, which we believe will continue to occur from time to time. If there is a substantial increase in the volume of traffic on our online store or the number of orders placed by customers we will need to expand and further upgrade our technology, transaction-processing systems and network infrastructure. We may be unable to accurately project the rate or timing of increases, if any, in the use of our online store or timely expand and upgrade our systems and infrastructure to accommodate such increases.

     We use an internally developed system, which is supplemented by commercially available licensed technology, for:

     o    Our online store;

     o    Search engine; and

     o Substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping.

     We intend to upgrade and expand our transaction-processing systems and to integrate newly developed and purchased modules with our existing systems in order to improve our accounting, control and reporting methods and support increased transaction volume. We may be unable to add additional software and hardware or to develop and further upgrade our existing technology, transaction-processing systems or network infrastructure to accommodate increased traffic through our online store or increased sales volume. Any inability to do so may result in:

     o    Unanticipated system disruptions;

     o    Slower response times;

     o    Degradation in levels of customer service;

     o    Impaired quality and speed of order fulfillment; and

     o    Delays in reporting accurate financial information.

     We may be unable in a timely manner to effectively upgrade and expand our transaction-processing system or to smoothly integrate any newly developed or purchased modules with our existing systems. Any inability to do so could seriously harm our business, financial condition and results of operations.

NEED FOR ADDITIONAL PERSONNEL

     Our future success depends on our ability to attract, retain and motivate highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, particularly in the San Francisco Bay Area, where our headquarters are located. As a result, we may be unable to successfully attract, assimilate or retain qualified personnel. We have encountered difficulties in attracting a sufficient number of qualified software developers for our online store and transaction-processing systems. Further, we may be unable to retain those developers we currently employ or attract additional developers. The failure to retain and attract the necessary personnel could seriously harm our business, financial condition and results of operations.

FULFILLMENT CENTER RELOCATION

     We currently maintain a temporary warehouse and distribution center in Fremont, California. We are considering outsourcing the warehousing and fulfillment of orders to a service provider located in closer proximity to certain publishers, wholesalers, distributors and delivery services. Outsourcing such services may not result in operating efficiencies or may cause a significant disruption in the fulfillment of orders, the distraction of management and other key personnel and the expenditure of significant financial and other resources. Any such disruption, distraction or expenditure could seriously harm our business, results of operations and financial condition.

SALES AND OTHER TAX COLLECTION

     We do not currently collect sales or other similar taxes in respect of shipments of goods into states other than California and Virginia. However, one or more states or foreign countries may seek to impose sales tax collection obligations on out-of-state or foreign companies, such as the Company, which engage in electronic commerce. In addition, any new operations established by the Company in states outside California and Virginia could subject shipments into such states to state sales taxes. A successful assertion by one or more states or any foreign country that we should collect sales or other similar taxes on the sale of merchandise could seriously harm our business, financial condition and results of operations.

RISK OF SYSTEM FAILURE; SINGLE SITE AND ORDER INTERFACE

     Our success, in particular our ability to successfully receive and fulfill online orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of its computer and communications hardware systems. Substantially all of our computer and communications hardware is located at a single leased facility in Sunnyvale, California. Our systems and operations are vulnerable to damage or interruption from a number of sources, including:

     o    Fire;

     o    Flood;

     o    Power loss;

     o    Telecommunications failure;

     o    Break-ins; and

     o    Earthquake and similar events.

     We have experienced minor and infrequent system interruptions in the past. We do not presently have a formal disaster recovery plan and do not carry sufficient business interruption insurance to compensate us for losses that may occur. Despite the implementation of network security measures by the Company, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Such disruptions could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could seriously harm our business, financial condition and results of operations.

RELIANCE ON CERTAIN SUPPLIERS

     For fiscal 1998 and the nine months ended October 31, 1998, we purchased approximately 30% and 31%, respectively, of our books from Ingram Book Company("Ingram"). We rely to a large extent on rapid fulfillment from Ingram and other vendors. Barnes and Noble, Inc., one of our competitors, has agreed to purchase Ingram Book Group, which owns Ingram. We generally have no commitments to or arrangements with any of our vendors that guarantee the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. Our current vendors may not continue to sell merchandise to us on current terms. In addition, we may be unable to establish new or extend current vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. If we were unable to develop and maintain relationships with vendors that would allow us to obtain sufficient quantities of merchandise on acceptable commercial terms, our business, financial condition and results of operations would be seriously harmed.

DEPENDENCE ON KEY PERSONNEL

     Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our senior management and other key employees. The loss of the services of any of our executive officers or other key employees could seriously harm our business, financial condition and results of operations.

     The Company has entered into employment agreements with several members of its senior management, including:

     o    Mr. MacAskill, its President and Chief Executive Officer;

     o    Mr. Orumchian, its Vice President of Engineering;

     o    Mr. Alvarez, its Vice President of Finance and Chief Financial
          Officer; and

     o    Mr. Cudd, its Vice President of Marketing.

     Each employment agreement sets forth the officer's base salary and general employee benefits, including acceleration of a portion of such employee's Common Stock option vesting. We maintain $2.0 million of key person life insurance on Chris MacAskill, our President and Chief Executive Officer.

DEPENDENCE ON CONTINUED GROWTH OF ELECTRONIC COMMERCE

     Our future revenues and profits, if any, substantially depend upon the acceptance and use of the Internet and other online services as an effective medium of commerce by our target customers. Rapid growth in the use of and interest in the Internet, the Web and online services is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of consumers may not adopt, and continue to use, the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there exist few proven services and products. Our target customer has historically used traditional means of commerce to purchase information resources. For us to be successful, these customers must accept and utilize our online store to satisfy their information resource needs.

     In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet continues to experience significant expansion in the number of users, frequency of use or bandwidth requirements, the infrastructure for the Internet may be unable to support the demands placed upon it. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Internet generally and the Company in particular. Our business, financial condition and results of operations would be seriously harmed if:

     o Use of the Internet and other online services does not continue to increase or increases more slowly than expected;

     o The infrastructure for the Internet and other online services does not effectively support expansion that may occur; or

     o The Internet and other online services do not become a viable commercial marketplace.

RAPID TECHNOLOGICAL CHANGE

     To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our online operations. The Internet and the electronic commerce industry are characterized by:

     o    Rapid technological change;

     o    Changes in user and customer requirements and preferences;

     o Frequent new product and service introductions embodying new technologies; and

     o    The emergence of new industry standards and practices.

     The evolving nature of the Internet could render our existing online store and proprietary technology and systems obsolete. Our success will depend, in part, on our ability to:

     o    License leading technologies useful in its business;

     o    Enhance its existing services;

     o Develop new services and technology that address the increasingly sophisticated and varied needs of its current and prospective customers; and

     o Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

     The development of our Web site and other proprietary technology entails significant technical and business risks. We may not successfully use new technologies effectively or adapt our online store, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner, in response to changing market conditions or customer requirements, our business, financial condition and results of operations could be seriously harmed.

ELECTRONIC COMMERCE SECURITY RISKS

     A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary for secure transmission of confidential information, such as customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the algorithms used by us to protect customer transaction data. If any such compromise of our security were to occur, it could seriously harm our reputation, business, financial condition and results of operations. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.

     We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that activities of the Company or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent security breaches and failure to prevent such security breaches may seriously harm our business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL SALES

     For fiscal 1998 and the nine months ended October 31, 1998, international sales accounted for approximately 21% and 22%, respectively, of our online revenue. We expect that our percentage of online revenue from international markets will continue to represent a significant portion of our total revenue. Our international business activities are subject to a variety of potential risks, including the adoption of laws, political and economic conditions and actions by third parties that would restrict or eliminate our ability to do business in certain jurisdictions. Although we currently transact business in U.S. dollars, to the extent that we determine to transact business in foreign currencies, we will become subject to the risks attendant to transacting in foreign currencies, including potential adverse effects of exchange rate fluctuations.

YEAR 2000 COMPLIANCE

        Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Although we believe that our products and internal systems are Year 2000 compliant, we utilize third-party equipment and software that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the Year 2000 and thereafter could require us to incur unanticipated expenses to remedy any problems, which could seriously harm our business, operating results and financial condition.

     Any failure by the Company to make its products Year 2000 compliant could result in:

     o    A decrease in sales of our products;

     o An increase in the allocation of resources to address Year 2000 problems of our customers without additional revenue commensurate with such dedication of resources; and

     o An increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems.

     Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by us, which could seriously harm our business, operating results and financial condition. We have conducted a preliminary review of our internal computer systems to identify the systems that could be affected by the Year
2000 issue and to develop a plan to resolve the issue. Based on this preliminary review, we currently have no reason to believe that our internal software systems are not Year 2000 compliant. However, we will continue to evaluate our systems and in the event we conclude that our systems are not Year 2000 compliant, we will develop a contingency plan to address these issues.

TRADEMARKS AND PROPRIETARY RIGHTS; UNLICENSED ARRANGEMENTS AND MATERIALS

     We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. Further, we rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, partners and others to protect our proprietary rights. We pursue the registration of our trademarks and service marks in the U.S. and internationally, and have applied for the registration of certain of our trademarks and service marks. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. While we attempt to ensure that the quality of our brand is maintained by such licensees, such licensees may take actions that could seriously harm the value of our proprietary rights or reputation and in turn our business, financial condition and results of operations. The steps taken by the Company to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, trade dress and similar proprietary rights.

        In addition, other parties may assert infringement claims against us. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We are not currently aware of any legal proceedings pending or threatened against it. In addition, we display reviews and articles on technical subjects in our online store. Some reviews and articles may be copyrighted and we may not have explicit permission from the author for use of such intellectual property. The authors may assert infringement claims against the Company. If a claim is asserted alleging that we have infringed the proprietary rights of a third party, we may be required to seek licenses to continue to use such intellectual property. The failure to obtain the necessary licenses or other rights at a reasonable cost could seriously harm our business, financial condition and results of operations.

GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES

     We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to electronic commerce. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, relating to:

     o    User privacy;

     o    Pricing;

     o    Content;

     o    Copyrights;

     o    Distribution; and

     o    Characteristics and quality of products and services.

        Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the expansion of the Internet. A decline in the growth of the Internet could decrease demand for our products and services and increase our cost of doing business, or otherwise seriously harm our business, financial condition and results of operations. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales tax, libel and personal privacy is uncertain and may take years to resolve. Our business, financial condition and results of operations could be seriously harmed by:

     o    Any such new legislation or regulation;

     o The application of laws and regulations from jurisdictions whose laws do not currently apply to our business; or

     o The application of existing laws and regulations to the Internet and other online services.

     As our service is offered over the Internet in multiple states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. The failure by the Company to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify. It is possible that the governments of other states and foreign countries also might attempt to regulate the content of our online store or prosecute us for violations of their laws. Violations of local laws may be alleged or charged by state or foreign governments. Further, we might unintentionally violate such laws and such laws may be modified and new laws may be enacted in the future.

     In addition, several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission (the "FCC") in the same manner as other telecommunications services. The growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet use have begun to experience interruptions in phone service. As a result, local exchange carriers have petitioned the FCC to regulate Internet Service Providers ("ISPs") in a manner similar to long distance telephone carriers and to impose access fees on the ISPs. If any effort to increase regulation of ISPs is successful, the expense of communicating on the Internet could increase substantially, potentially slowing the growth in the use of the Internet. Any such new legislation or regulation or application or interpretation of existing laws could seriously harm our business, financial condition and results of operations.

POSSIBLE VOLATILITY OF STOCK PRICE

     The trading price of the Common Stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to such factors as:

     o    Actual or anticipated variations in quarterly operating results;

     o    Announcements of technological innovations;

     o New sales formats or new products or services by us or our competitors;

     o    Changes in financial estimates by securities analysts;

     o Conditions or trends in the Internet and electronic commerce industries;

     o Changes in the market valuations of other Internet, online service or retail companies;

     o Announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     o    Additions or departures of key personnel;

     o    Sales of Common Stock; and

     o Other events or factors, many of which are beyond the Company's control.

     In addition, the stock market in general, and the Nasdaq National Market and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and reflect price earnings ratios substantially above historical levels. These trading prices and price earnings ratios may not be sustained. These broad market and industry factors may seriously harm the market price of the Common Stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such company. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would seriously harm our business, financial condition and results of operations.

ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS AND DELAWARE LAW

     The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be seriously harmed by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may seriously harm the voting and other rights of the holders of Common Stock. We have no present plans to issue shares of Preferred Stock. Further, certain provisions of our Second Amended and Restated Certificate of Incorporation and Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         None


ITEM 2.  CHANGES IN SECURITIES

         Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibit is filed as part of this report:

             27.01 -- Financial Data Schedule

         (b) Reports on Form 8-K

             No Reports on Form 8-K were filed during the quarter ended October 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 11, 1998                 COMPUTER LITERACY, INC.
                                        (Registrant)



                                        By: /s/ Donald P. Alvarez
                                            ------------------------------------
                                            Donald P. Alvarez
                                            Vice President of Finance and
                                            Administration and Chief Financial
                                            Officer (Duly Authorized Officer and
                                            Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit
 Number   Description
-------   -----------
   27     Financial Data Schedule