Form 10KSB
period 1999-01-31
FATBRAIN COM INC
filed 1999-04-16
CIK 1066010

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

                         Commission file number 0-24871

                               FATBRAIN.COM, INC.
                       (FORMERLY COMPUTER LITERACY, INC.)
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             Delaware                                       77-0389480
  (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER IDENTIFICATION
   INCORPORATION OR ORGANIZATION)                             NO.)

                               1308 Orleans Drive
                           Sunnyvale, California 94089
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)

Issuer's telephone number, including area code:    (408) 541-2020

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

       Title of each class                 Name of Exchange on which registered
       -------------------                 ------------------------------------
               None                                        None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock
($0.001)

        Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes     [X]            No     [ ]

         Yes     [X]            No     [ ]

        Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


                            [Cover page 1 of 2 pages]

        The Issuer's revenues for its most recent fiscal year are $19.8 million.

        The aggregate market value of voting stock held by non-affiliates of the issuer, as of March 31, 1999 was approximately $113,987,109 (based on the closing price for shares of the issuer's Common Stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        On March 31, 1999 approximately 11,250,066 shares of the issuer's Common Stock, $0.001 par value, were outstanding.

        Transitional Small Business Disclosure Format (check one):

         Yes     [ ]            No     [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Form 10-KSB.



                            [Cover Page 2 of 2 pages]

                               Fatbrain.com, Inc.
                                   Form 10-KSB
                                      INDEX

PART I.                                                                                    PAGE
Item 1.  Business ....................................................................     2-18

Item 2.  Properties ..................................................................       18

Item 3.  Legal Proceedings ...........................................................       19

Item 4.  Submission of Matters to a Vote of Security Holders .........................       19

PART II.

Item 5.  Market for Common Equity and Related Shareholder Matters ....................       20

Item 6a. Selected Financial Data .....................................................       21

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations ...............................................................    22-26

Item 7.  Financial Statements and Supplementary Data .................................    27-42

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ........................................................       43

PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act ...........................       43

Item 10. Executive Compensation ......................................................       43

Item 11. Security Ownership of Certain Beneficial Owners and Management ..............       43

Item 12. Certain Relationships and Related Transactions ..............................       43

Item 13. Exhibits and Reports on Form 8-K ............................................       43

SIGNATURES ...........................................................................       44

        This Annual Report on Form 10-KSB contains forward-looking statements relating to future events or the future financial performance of the Company, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth under "Item 1. Business" and elsewhere in this Annual Report on Form 10-KSB. For purposes herein, the fiscal year ended January 31, 1999 is referred to as fiscal 1999 and the fiscal year ended January 31, 1998 is referred to as fiscal 1998.

                                     PART I

ITEM 1.    BUSINESS

OVERVIEW

        Fatbrain.com, Inc., (formerly Computer Literacy, Inc.) is the leading online retailer of information resources singularly focused on business and technical professionals. With over 300,000 information resource titles from more than 8,000 publishers, Fatbrain.com offers its customers online access to a broad and comprehensive selection of technical and professional books, technology based training solutions, product manuals, research reports and other information resources. In addition to the Company's extensive product offering, Fatbrain.com's online store features authoritative and compelling content, competitive pricing, an easy-to-use navigational interface and a variety of value-added services. The Company also operates two physical retail stores that complement its online business by generating increased online traffic and creating cross-promotional opportunities, thereby providing a profitable means of customer acquisition. Fatbrain.com has quickly become one of the most widely recognized online retailers of information resources for professionals. To enhance brand recognition and increase online traffic, the Company has established a number of strategic alliances with publishers and other suppliers of information resources for professionals. For example, the Company has established an alliance with CBT Group PLC ("CBT") to sell CBT's full library of technology based training materials, containing over 1,100 titles. In addition, the Company has established co-branded online stores with a number of technology companies, including Microsoft, Sun Microsystems, Cisco Systems, Hewlett-Packard Company, 3Com and Hughes.

        The Company believes that these customized corporate online stores, combined with its commitment to customer service and readily available product offerings, create valuable long-term relationships and repeat purchasing patterns. Since launching its online store in February 1996, the Company has experienced rapid online revenue growth. On May 31, 1997, the Company completed the acquisition of all of the outstanding capital stock of Computer Literacy Bookshops, Inc., a retailer of computer books, with four stores located in California and Virginia for a purchase price of approximately $5.1 million. For the two-year period ended January 31, 1999, Fatbrain.com generated total online revenues of $13.7 million (over $3.5 million of which was generated during the three months ended January 31, 1999). In addition, the number of online customers has grown from approximately 1,600 as of January 31, 1997 to approximately 78,000 as of January 31, 1999, and repeat purchases have accounted for approximately 52% of the Company's online revenue for the year ended January 31, 1999. See "Risk Factors -- Limited Operating History; Accumulated Deficit; Anticipated Losses."

STRATEGY

        Fatbrain.com's objective is to maintain and extend its leadership position as an online retailer of information resources singularly focused on business and technical professionals. Key elements of the Company's strategy to achieve this objective include:

        Expand Product Offerings. Fatbrain.com has broadened its areas of content and expertise in books, training materials and documentation to include the engineering, science, mathematics and financial services industries, allowing the Company to serve a number of key professional markets in addition to information technology, including business and finance, aeronautics, pharmaceuticals, and manufacturing. In these new markets, Fatbrain.com will seek to deliver the same subject expertise and special services to which its customers have become accustomed, such as powerful search tools, expert reviews and custom recommendations.

        Enhance the Customer Experience. Fatbrain.com seeks to provide its customers with a superior online shopping experience by offering an extensive selection, authoritative and compelling content, convenience, value-added service, a strong commitment to customer service, competitive pricing and an easy-to-use interface. The Company believes that enhancements to its online product offering will enable it to capture an increasing share of the worldwide market for information resources. The Company expects to continue investing in its technology and product development to maintain a state-of-the-art, simple to use and content-rich online store, while broadening and expanding its product offerings.

        Expand Corporate Relationships. Fatbrain.com believes that there is a significant opportunity to increase its sales by expanding its corporate sales force and adding telesales capacity to focus on small and mid-sized businesses, educational institutions and government agencies. Such corporate relationships provide a cost-effective means of acquiring a large number of loyal customers quickly and efficiently. In addition, by building customized co-branded online stores for many of these corporate customers, the Company is able to secure and leverage its position with the customer as the preferred provider of information resources.

        Build Brand Awareness. Fatbrain.com believes it is the first online retailer to singularly focus on providing information resources to business and technical professionals. To leverage its first-mover advantage, the Company seeks to expand awareness of its brand with targeted advertising and marketing programs, a direct sales force and other marketing initiatives, thereby reducing customer acquisition costs. The Company's strategy is to promote, advertise and increase brand equity through excellent customer service, effective marketing and promotion, and with strategic alliances and partnerships.

        Encourage Customer Loyalty. Fatbrain.com believes that its customized corporate online stores, its commitment to customer service and readily available product offerings create valuable long-term relationships and repeat purchasing behavior. The Company intends to further pursue customized online retail opportunities and devote significant resources to encourage overall customer loyalty.

        Capitalize on Expanding Market. Fatbrain.com intends to capitalize on the growing market for information resources by leveraging its online platform and brand, and by providing an extensive selection of products and services previously unavailable through a single or centralized source. In addition, the Company will consider developing incremental revenue opportunities by promoting its products through affiliated sites and expanding into related product areas. Further, the Company's customer demographics and substantial site traffic creates a meaningful opportunity for potential ancillary revenues such as banner advertising, links to related sites and cross promotions.

        Establish and Leverage Supplier Relationships. Fatbrain.com intends to capitalize upon the advantages associated with its online platform to create and sustain strong relationships with publishers and other suppliers. The Company also intends to leverage its market leadership position to expand cooperative marketing campaigns with publishers, pursue direct supply relationships and improve volume discounts. Fatbrain.com plans to hire additional personnel primarily dedicated to establishing and maintaining supplier relationships in order to improve availability, delivery, pricing terms and, in certain circumstances, exclusivity.

        Maintain Technology Focus and Expertise. Because speed, scalability and ease-of-use are essential to effectively operating online stores, Fatbrain.com's internal engineering group will continue to devote substantial resources to develop, acquire and implement technological enhancements to its Web site and transaction-processing systems. Among other technology objectives, the Company intends to provide increasingly value-added services and make the user interface as intuitive, engaging and effective as possible, while continuously improving the efficiency of its transaction-processing and fulfillment activities.

FATBRAIN.COM'S ONLINE STORE

        Customers enter the Fatbrain.com online store through the Company's Web site and, in addition to ordering technical and professional books, technology-based training solutions, product manuals and research reports, customers can conduct targeted searches, browse highlighted selections, bestsellers and other features, read and post reviews, register for value-added services, check order status and participate in promotions.

        Browsing. The Fatbrain.com online store offers visitors a variety of highlighted subject areas and special features. Popular features include "bestsellers," "what's hot" and "our recommendations," which enable individuals to view the most popular and best selling items. The "what's hot" area directs customers to information resources for particular subject categories such as Java or C++, and "partner shelves" provides the user with titles and selections specific to products from technology leaders such as Cisco, Hewlett-Packard, Microsoft and Sun Microsystems. In addition, the Fatbrain.com home page presents a variety of other features of topical or current-event interest, such as

"what's new" which allows customers to be notified of recent releases of new versions and "events calendar" which provides the user information on store events and tradeshows. Further, customers can click on the "suggestions" button, located at the bottom of each page and make a suggestion to the Company.

        Searching. A primary feature of the Fatbrain.com online store is its interactive, searchable catalog of more than 300,000 titles. The Company provides a selection of search tools enabling users to quickly find information resources based on title, subject, author, publisher or ISBN. Within a particular search, a customer can choose to sort the selections in various orders of importance. The Company believes that its focus on professional materials allows for an efficient search mechanism by delivering search results of relevant materials. After a selection has been located, Fatbrain.com informs customers of related products which provides unique up-selling and marketing opportunities.

        Ordering. To purchase products, customers simply click on an icon to add books to their online shopping basket and can remove products from their shopping baskets as they browse. To execute orders, customers click on the "checkout" icon and are prompted to supply shipping and credit card details, either online, by e-mail or by telephone. Customer account information is stored on the Company's secure servers and is automatically recalled for subsequent purchases. Personal passwords allow repeat customers to automatically access previously provided information, as well as book notification profiles. The Company's system automatically confirms each order by e-mail within minutes after placing the order and advises customers by e-mail shortly after orders are shipped.

        Reviews and Content. The Fatbrain.com online store offers numerous forms of content to entertain, engage and inform readers, and enhance the customer's shopping experience. For many of its selections, customers are able to access reviews by Fatbrain.com's in-house editorial staff and other industry leaders. In addition, customers are encouraged to write and post their own reviews which are also available under "more information available" icons. Within the "authors' domain" area of the online store, customers can access other interviews and articles by industry leaders. Due to the customer's need for credible advice, specific background information about reviewers is posted, such as the reviewer's profession and level of expertise. In addition, the Company's practice of displaying the table of contents for many of its selections, and often sample chapters, enables the purchaser to evaluate the content of the item being purchased.

        Availability and Fulfillment. Fatbrain.com strives to ship 90% of all orders received weekdays by 4:00 p.m. Pacific Time on the same day. Below each product offering is a symbol that indicates whether such item is in stock. Customers select from a variety of delivery options, including overnight and various international shipping alternatives. The Company seeks to provide rapid and reliable fulfillment of customer orders and intends to continue to improve its record of availability and fulfillment. See "--Warehousing and Fulfillment."

        Customized Online Stores. Fatbrain.com's FindITnow intranet bookstore program (the "Program") allows businesses to provide customized professional bookstores within their corporate networks and integrates with existing business processes to give organizations control over procurement.. The Program provides the Company with opportunities to be the preferred provider of information resources to organizations and their employees and constituents. In addition to its online stores, Fatbrain.com maintains two retail stores located in San Jose and Sunnyvale, California operating under the name Computer Literacy, Inc. These stores supplement the Company's operating results and provide a profitable means of customer acquisition. Additionally, the existence of the stores enables the Company to engage in unique cross-promotional efforts and offer in-store events such as guest lectures. The Company periodically evaluates the location and productivity of its stores, and may close, consolidate or relocate stores as conditions warrant. See "Risk Factors -- Unpredictability of Future Revenues; Potential Fluctuations in Quarterly Operating Results; Seasonality."

CUSTOMERS

        The Company's customers consist of both individual professionals, who primarily purchase for business purposes, and corporate customers. Through its relationships with corporate customers, the Company sells to purchasing agents, corporate librarians and training departments as well as to individual employees within these organizations. Fatbrain.com has also leveraged these corporate customer relationships into sales to constituents of the corporate customers. The number of customer accounts has grown from approximately 1,600 as of January 31, 1997 to approximately 78,000 as of January 31, 1999 and repeat purchases have accounted for approximately 52% of online revenue in the fiscal year ended January 31, 1999. No single customer accounted for more than 10% of total revenues in the fiscal years ended January 31, 1997, 1998 or 1999. Set forth below are two case studies of representative corporate customer relationships.

        Microsoft Corporation. Fatbrain.com's relationship with Microsoft began in January 1997 when the Microsoft Corporate Library ("MS Library") began using Fatbrain.com as one of its sources to acquire materials for its collection. In this manner, the library staff acts as central purchasing agents to acquire resources on behalf of the entire corporate staff, who turn to the MS Library as an internal one-stop resource for their own information needs. Recognizing the importance of this strategic account, the Company assigned a member of its sales team to actively manage the account, deliver personal service and further develop the relationship. The assigned account manager is in weekly contact to personally resolve issues, expedite important orders and suggest products and services. The Company believes that the MS Library chooses to buy from Fatbrain.com because it delivers higher levels of service by lending personal attention, accepting orders via its corporate credit card and offering faster shipping, all at competitive prices. In January 1998, Fatbrain.com extended its relationship with Microsoft to reach external constituents, specifically with members of the Microsoft development community, by collaborating with the Microsoft Site Builder Network ("SBN"). Microsoft chose Fatbrain.com as its partner to develop a co-branded store for SBN members and visitors. This selection was based on Fatbrain.com's focus on the technology professional, its unique ability to provide value-added content and its commitment to partnering as demonstrated by previous relationships and resource commitments to partnership projects. Once the selection was made, Fatbrain.com developed the SBN store site which features books of particular interest to SBN's audience of Web developers. Together, Microsoft and Fatbrain.com promote the SBN store via vehicles such as e-mailings to over 500,000 registered SBN members, Web site links and other mechanisms.

        Sun Microsystems, Inc. Sun Microsystems has a centralized library resource that serves its entire corporate staff's information needs. Sun Microsystems was looking for a partner who could provide a secure mechanism to enable employees to browse and order important technical documents quickly. Sun Microsystems chose Fatbrain.com because of its unique focus on the technical professional, immediate inventory of over 30,000 technical titles, departmental billing, centralized purchasing control and specialized content including recommended reading lists. The Sun Microsystems Library acts as a central purchasing agent, and Sun Microsystem's employees are able to browse and order at the co-branded site developed and hosted by Fatbrain.com. The Sun Microsystems library and Fatbrain.com work together to help serve the information needs of the entire employee base, by promoting this new online channel for information resources that is co-branded with Sun Microsystems Library and Fatbrain.com logos.

SALES AND MARKETING

        The Company's sales and marketing strategy is focused on both individual consumers and organizations, which represent distinct yet complementary customer segments. This approach is designed to cost-effectively strengthen the Company's brand name, increase customer traffic to the Fatbrain.com online store, build customer loyalty and develop revenue opportunities through the Company's distribution channels.

        Corporate Sales. The Company has an increasing number of sales personnel primarily focused on fulfilling the information resource requirements of corporate organizations and their employees and constituents. The Company's direct sales force is headquartered in Sunnyvale, California and each member is assigned to specific strategic accounts. Each member of the direct sales organization, including telesales personnel, is compensated with base salary and commissions. See "Risk Factors -- Need for Additional Personnel," "--Dependence on Key Personnel" and "--Management of Expanding Business; Limited Senior Management Resources."

        Marketing and Consumer Sales. Fatbrain.com utilizes a variety of programs and promotional activities to increase traffic and purchases on its Website and in retail locations. The Company maintains a proprietary customer database of e-mail addresses that allows for cost-effective personal notification and other targeted marketing. Fatbrain.com continues to build customer loyalty by delivering customized services, promotions and products to its customers. The Company targets the individual customer through a mix of promotional activities and strategic advertising. Over 4,000 Web sites have links to the Company's online store. These links are located primarily on Websites concerning computers or other technical topics, which are considered complementary to the Company's online store. The Company also places a limited number of advertisements on strategic Web sites. The Company advertises in a number of trade journals, newspapers and magazines targeted to the information technology professionals and information systems consultants. In addition, the Company has served as the official bookseller of certain trade shows and conventions, such as the Microsoft's TechEd and Software Development West. See "Risk Factors--Risks Associated with Branding."

        International Sales. For fiscal 1999, approximately 20.8% of online revenue was derived from international sales. The Company believes that the Internet offers a unique opportunity for it to rapidly expand its international presence on a cost-effective basis and it intends to pursue this opportunity aggressively.

CUSTOMER SERVICE AND SUPPORT

        The Company is committed to providing superior customer service and support. The Company's customer service and support personnel are trained to assist customers in purchasing decisions, recommend complementary products and handle general customer inquiries. The Company answers service and support questions through e-mail 24 hours a day, seven days a week, and through its toll-free phone line from 6:00 a.m. to 8:00 p.m., Pacific time on weekdays and 9:00 a.m. to 5:00 p.m., Pacific Time on weekends. The Company has automated certain portions of its customer service and support operations and intends to enhance and provide further automation of such service and operations.

WAREHOUSING AND FULFILLMENT

        For fiscal 1999 the Company purchased approximately 37% of its inventory from Ingram Book Company and 22% of its inventory from Pearson Education Division ("Pearson"). The Company relies to a large extent on rapid fulfillment from Ingram, Pearson and other vendors. The Company generally has no commitments to or arrangements with any of its vendors that guarantee the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. There can be no assurance that the Company's current vendors will continue to sell merchandise to the Company on current terms or that the Company will be able to establish new or extend current vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. If the Company were unable to develop and maintain relationships with vendors that would allow it to obtain sufficient quantities of merchandise on acceptable commercial terms, its business, financial condition and results of operations would be materially adversely affected. See "Risk Factors--Reliance on Certain Suppliers."

        The Company currently maintains a warehouse and distribution center in Fremont, California. The Company will be moving the warehousing and fulfillment of orders to Erlanger, Kentucky in May 1999 in order to be in closer proximity to certain publishers, wholesalers, distributors and delivery services. At the same time the Company will move from a manual distribution process to a software supported solution from Manhattan Associates, PKMS Warehouse Management System. There can be no assurance that relocating such services and moving to an automated distribution system will result in operating efficiencies or will not cause a significant disruption in the fulfillment of orders, the distraction of management and other key personnel and the expenditure of significant financial and other resources. Any such disruption, distraction or expenditure could materially adversely affect the Company's business, results of operations and financial condition. See "Risk Factors--Fulfillment Center Relocation."

TECHNOLOGY AND PRODUCT DEVELOPMENT

        Using a combination of its internally developed proprietary technology and commercially available licensed technology, the Company has implemented an integrated system of site management, search engine, customer support, inventory management, network monitoring, quality assurance, transaction processing and fulfillment services. The Company's technology architecture is based on a distributed model that is extremely scalable, flexible and modular. See "Risk Factors--Trademarks and Proprietary Rights; Unlicensed Arrangements and Materials."

        The Company's current strategy is to focus its development efforts on creating and enhancing the proprietary software unique to its business, especially as it relates to interaction with customers. Fatbrain.com licenses commercially available technology in areas where the Company cannot create unique value. See "Risk Factors -- Dependence on Continued Growth of Electronic Commerce; and "-- Rapid Technological Change." The Company's integrated system consists of a dynamic Web site and transaction processing components. The Company's dynamic Web site allows customers to search, browse and view product information, monitor product status and availability, compare different product options, and make purchase decisions specific to their particular needs. The Company has implemented a transaction processing system that supports corporate ordering, multiple account profiles for individual and corporate users, custom integration and co-branding with partner sites, the application of selective discounting and promotion codes, and referral tracking and reporting. The system can accommodate large numbers of products, across different product categories and millions of individual items, offer users multiple shipping and delivery options and provides secure credit card transactions. The Company has implemented a customer service system that manages order adjustments, credits, returns, refunds, cancellations and customer account information. The Company's back-end system is fully integrated and includes inventory management, accounts payable, accounts receivable, general ledger, and retail point of sale. The Company's engineering strategy includes enhancing the functionality of its existing features, developing new features and integrating off-the-shelf components into its environment. Fatbrain.com is currently investing significant resources in its system development and expects to continue to do so in the future. The Company believes its future success depends on its ability to continue developing and enhancing this system. The uninterrupted operation of the Company's online store and related system is essential to its business and the site operations staff is responsible for ensuring its reliability. The Company uses three Internet service providers. The Company anticipates upgrading capacity to allow for faster telecommunication services in the future. See "Risk Factors--Management of Expanding Business; Limited Senior Management Resources," "--Risk of Capacity Constraints; Reliance on Internally Developed Systems; System Development Risks;" and "--Risk of System Failure; Single Site and Order Interface."

COMPETITION

        The electronic commerce market is new, rapidly evolving and intensely competitive. The market for information resources is more mature but also intensely competitive. The Company expects competition to continue to intensify in the future. The Company currently or potentially competes with a variety of companies. These competitors include:

    - A significant number of retail and online bookstores, including Amazon.com, Barnesandnoble.com, Borders Group, Inc. and other vendors of books, training products and product manuals;

    - Various computer super-stores that carry related information resources at retail locations, in catalogs and over the Internet;

    - A number of indirect competitors that specialize in electronic commerce or derive a substantial portion of their revenue from electronic commerce; and

    - Other companies with substantial customer bases in the computer and other technical fields.

There can be no assurance that the Company can maintain a competitive position against current or future competitors as they enter the markets in which the Company competes, particularly those with greater financial, marketing, service, support, technical and other resources than the Company. The failure by the Company to maintain a competitive position within the market could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

        The Company believes that the principal competitive factors on which it competes in its market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other site content and reliability and speed of fulfillment. Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. In addition, online retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Certain of the Company's competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Web site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could result in reduced margins or otherwise have a material adverse effect on its business, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company. For example, applications that select specific titles from a variety of Web sites may channel customers to online booksellers that compete with the Company. Companies that control access to transactions through a network or Web browsers could also promote the Company's competitors or charge the Company a substantial fee for inclusion. In addition, vendors of information resources such as technology based training could provide direct access to training programs online. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors--Competition."

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

        The Company regards its copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company pursues the registration of its trademarks and service marks in the U.S. and internationally, and has applied for the registration of certain of its trademarks and service marks. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company's products and services are made available online. While the Company attempts to ensure that the quality of its brand is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of the Company's proprietary rights or reputation, which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company's copyrights, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against the Company. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. The Company is not currently aware of any legal proceedings pending or threatened against it.

        In addition, the Company displays reviews and articles on technical subjects in its online store. Some reviews and articles may be copyrighted and the Company may not have explicit permission from the author for use of such intellectual property. There can be no assurance that the authors will not assert infringement claims against the Company. If a claim is asserted alleging that the Company has infringed the proprietary rights of a third party, the Company may be required to seek licenses to continue to use such intellectual property. The failure to obtain the necessary licenses or other rights at a reasonable cost could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors--Trademarks and Proprietary Rights; Unlicensed Arrangements and Materials."

EMPLOYEES

        As of January 31, 1999, the Company employed 141 full-time employees. In addition, the Company employed 30 part-time employees, primarily for its physical retail stores. The Company also employs independent contractors and other temporary employees in its editorial, operations and finance and administration departments. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be good.

        Competition for qualified personnel in the Company's industry is intense, particularly among software development and other technical staff. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain a sufficient number of highly skilled personnel. See "Risk Factors--Dependence on Key Personnel;" and "--Need for Additional Personnel."


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

        Limited Operating History; Accumulated Deficit; Anticipated Losses. We were incorporated in November 1994 to develop an online retail strategy and we began selling information resources, initially consisting of technical books, through our online store on the World Wide Web (the "Web") in February 1996. We expanded our product offerings to include training materials in January 1998, product manuals in May 1998 and research reports in June 1998. Accordingly, we have a very limited operating history from which to evaluate our business and prospects.

        Our prospects must be considered in light of the risks, expenses and uncertainties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks for us may include:

        -      An evolving and unpredictable business model;

        -      Management of an expanding business;

        -      Fluctuations in sales;

        -      Seasonality;

        -      Entry into new business areas;

        -      Competition;

        -      Need for additional personnel and dependence on key personnel;

        -      Limitations on our ability to establish and expand our brand;

        -      Capacity constraints;

        -      Systems failures;

        -      Announcements by current or potential competitors;

        -      Changes in the needs of technical professionals; and

        -      The other Risk Factors discussed herein.

        To address these risks, we must, among other things:

        - Implement and successfully execute our business and marketing strategy;

        -      Maintain and increase our customer base;

        - Continue to develop and upgrade our technology and transaction-processing systems;

        -      Improve our online store;

        -      Provide superior customer service and order fulfillment;

        -      Respond to competitive developments; and

        -      Attract, retain and motivate qualified personnel.

        We may not be successful in addressing such risks, and the failure to do so would seriously harm our business, financial condition and results of operations.

        Since inception, we have incurred significant net operating losses and expect to incur additional net operating losses for the foreseeable future. We may not achieve profitability and if achieved, profitability may not be sustained. As of January 31, 1999, we had an accumulated deficit of $13.8 million. We believe that our success will depend in large part on our ability to:

        -      Enhance our customers' online shopping experience;

        -      Expand corporate relationships;

        -      Build brand awareness;

        -      Encourage customer loyalty;

        -      Capitalize on the market for information resources;

        -      Establish and utilize supplier relationships; and

        -      Maintain our technology focus and expertise.

        Accordingly, we intend to invest heavily in marketing and promotion, our direct sales and telesales organizations and systems and infrastructure development. Such expenditures may not result in increased revenues or customer growth. Additionally, while in recent periods we have experienced significant growth in revenues, our customer base and repeat customer revenue, such growth rates are not sustainable. Such growth rates will decrease in the future and are not indicative of actual growth rates that we may experience.

        Unpredictability Of Future Revenues; Potential Fluctuations In Quarterly Operating Results; Seasonality. We are unable to accurately forecast our future revenues because of our limited operating history and the emerging nature of the markets in which we compete. Revenues and operating results generally depend on the volume of, timing of and ability to fulfill orders received. These factors have historically been, and are likely to continue to be, difficult to forecast. Our current and future expense levels are based largely on our operating plans and estimates of future revenues and are, to a large extent, fixed. We may be unable to adjust spending sufficiently quickly to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would seriously harm our business, financial condition and results of operations. Further, we may, from time to time, make certain pricing, product, service or marketing decisions as a strategic response to changes in the competitive environment. Such changes could seriously harm our business, financial condition, results of operations and cash flows.

        Our future quarterly operating results may vary significantly due to a variety of factors, many of which are outside our control. Factors that could affect our quarterly operating results include:

        -      Our ability to establish and expand brand awareness;

        - Our ability to retain existing customers, attract new customers and continuously improve customer satisfaction;

        - Announcements of, and market anticipation for, new technology offerings for which information resources may be sought;

        -      Our ability to manage inventory and fulfillment operations;

        -      Our ability to sustain or improve gross margin levels;

        - The announcement or introduction of new online stores, services and products by us or our competitors;

        -      Price competition or higher wholesale prices in the industry;

        - The level of usage of and commerce on the Internet and online services generally;

        - Increasing customer acceptance of the Internet for the purchase of information resources such as those offered by us;

        - Our ability to upgrade and develop our systems and infrastructure in a timely and effective manner;

        -      The level of traffic on our online store;

        -      The sales mix of our product offerings;

        -      Technical difficulties, system downtime or Internet brownouts;

        - The amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

        - The introduction of books, technology based training solutions, product manuals and research reports;

        -      The level of merchandise returns we experienced;

        -      Governmental regulation; and

        - General economic conditions and economic conditions specific to the Internet, electronic commerce and the technical resource industries.

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

        Risks Associated With Entry Into New Business Areas. For fiscal 1999 approximately 83% of our online revenues were derived from sales of books. We recently expanded our product offerings to include technology based training materials, product manuals and research reports and future revenues from these new product offerings are difficult to forecast. Additionally, we expanded our focus to include resource materials for professionals in the engineering, science, mathematics and financial services industries and future revenues from these new areas are difficult to forecast.

        We may choose to further expand our operations by promoting new or complementary products and expanding the breadth and depth of products and services offered. In addition, we may decide to utilize third-party relationships to extend our brand or establish additional co-branded online stores. We may pursue the acquisition of new or complementary businesses, products or technologies. However, we have no present commitments or agreements for any material acquisitions or investments. We may not be able to expand our product offerings and related operations in a cost-effective or timely manner. Such efforts may fail to increase online traffic and purchases from our online or physical retail stores or to increase our overall market acceptance. Furthermore, any new business or online store launched by us that is not favorably received by individuals, corporate customers or their employees or constituents could damage our reputation or the Fatbrain.com brand. Expansion of our operations in this manner would also require significant additional expenses and development, operations and editorial resources. Such efforts may strain our management, financial and operational resources. The lack of market acceptance of such efforts (including our recent expansion of product offerings to include technology based training materials, manuals and research reports and our new focus on professionals in other fields) or our inability to generate satisfactory revenues from such expanded services or products to offset related increased costs could seriously harm our business, financial condition and results of operations.

        Competition. The electronic commerce market is new, rapidly evolving and intensely competitive. The market for information resources is more mature but also intensely competitive. We expect competition to continue to intensify in the future. We currently or potentially compete with a variety of companies. These competitors include:

        - A significant number of traditional retail and online bookstores, including Amazon.com, barnesandnobel.com., Borders Group, Inc. and other vendors of books, training products and product manuals;

        - Various computer super-stores that carry related information resources at retail locations, in catalogs and over the Internet;

        - A number of indirect competitors that specialize in electronic commerce or derive a substantial portion of their revenue from electronic commerce; and

        - Other companies with substantial customer bases in the computer and other technical fields.

        We may not be able to maintain a competitive position against current or future competitors as they enter the markets in which we compete. This is true particularly with respect to competitors with greater financial, marketing, service, support, technical and other resources than the Company. Our failure to maintain a competitive position within the market could seriously harm our business, financial condition, results of operations and cash flows.

        - We believe that the principal competitive factors on which we compete in our market include:Brand recognition;

        -      Selection;

        -      Personalized services;

        -      Convenience;

        -      Price;

        -      Accessibility;

        -      Customer service;

        -      Quality of search tools;

        -      Quality of editorial and other site content; and

        -      Reliability and speed of fulfillment.

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

        Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. We may from time to time make certain pricing, service or marketing decisions or acquisitions as a strategic response to changes in the competitive environment. Such actions could result in reduced margins or otherwise seriously harm our business, financial condition, results of operations and cash flows.

        New technologies and the expansion of existing technologies may increase the competitive pressures on the Company. For example, applications that select specific titles from a variety of Web sites may channel customers to online booksellers that compete with the Company. Companies that control access to transactions through a network or Web browsers could also promote our competitors or charge us a substantial fee for inclusion. In addition, vendors of information resources such as technology based training materials could provide direct access to training programs online. We may be unable to compete successfully against current and future competitors, and competitive pressures faced by us could seriously harm our business, financial condition, results of operations and cash flows.

        Management Of Expanding Business; Limited Senior Management Resources. We have rapidly expanded our operations, and we anticipate that further expansion will be required to address potential growth in our customer base and market opportunities. Specifically, we expect to significantly increase our direct corporate and telesales organization and marketing initiatives. This expansion has placed, and future expansion is expected to place, a significant strain on our management, operational and financial resources. Our new employees include a number of key managerial, technical and operations personnel who have not yet been fully integrated into the Company, and we expect to add additional key personnel in the near future.

        To manage the expected growth of operations and personnel, we will need to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls. In addition, we will need to expand, train and manage an increasing employee base. We will also need to expand our finance, administrative and operations staff. Our management will be required to maintain and expand our relationships with:

        -      Various suppliers;

        -      Freight companies;

        -      Other Web sites;

        -      Other Web service providers;

        -      Internet and other online service providers; and

        -      Other third parties necessary to our business.

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

        Risks Associated With New Brand. We believe we must establish, maintain and enhance our "Fatbrain.com" brand. We have only been operating under the "Fatbrain.com" name since the end of March 1999. To attract and retain online users and to promote and maintain our new brand, we may need to substantially increase our marketing expenditures to create and maintain strong brand loyalty among our customers. Additionally, customers may react negatively to our new brand. Our business could be adversely affected if our customers react negatively, our marketing efforts are unproductive or if we cannot increase our brand awareness and acceptance. If we fail to promote and maintain our brand, or if we incur excessive expenses in an attempt to do so, our business, operating results, financial condition and cash flows would be seriously harmed.


        Risk Of Capacity Constraints; Reliance On Internally Developed Systems; System Development Risks. A key element of our strategy is to generate a high volume of traffic on, and use of, our online store. Accordingly, the satisfactory performance, reliability and availability of the online store, transaction-processing systems and network infrastructure are critical to our reputation. These factors are similarly critical to our ability to attract and retain customers and maintain adequate service and customer support levels. Our revenues depend on the number of visitors who shop at our online store and the volume of orders we fulfill. Any system interruptions that cause our online store to be unavailable or impair order fulfillment performance would reduce the volume of goods sold and the attractiveness of our product and service offerings. We have experienced periodic system interruptions, which we believe will continue to occur from time to time. If there is a substantial increase in the volume of traffic on our online store or the number of orders placed by customers we will need to expand and further upgrade our technology, transaction-processing systems and network infrastructure. We may be unable to accurately project the rate or timing of increases, if any, in the use of our online store or timely expand and upgrade our systems and infrastructure to accommodate such increases.

        We use an internally developed system, which is supplemented by commercially available licensed technology, for:

        -      Our online store;

        -      Search engine; and

        - Substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping.

        We intend to upgrade and expand our transaction-processing systems and to integrate newly developed and purchased modules with our existing systems in order to improve our accounting, control and reporting methods and support increased transaction volume. We may be unable to add additional software and hardware or to develop and further upgrade our existing technology, transaction-processing systems or network infrastructure to accommodate increased traffic through our online store or increased sales volume. Any inability to do so may result in:

        -      Unanticipated system disruptions;

        -      Slower response times;

        -      Degradation in levels of customer service;

        -      Impaired quality and speed of order fulfillment; and

        -      Delays in reporting accurate financial information.

        We may be unable in a timely manner to effectively upgrade and expand our transaction-processing system or to smoothly integrate any newly developed or purchased modules with our existing systems. Any inability to do so could seriously harm our business, financial condition, results of operations and cash flows.

        Need For Additional Personnel. Our future success depends on our ability to attract, retain and motivate highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, particularly in the San Francisco Bay Area, where our headquarters are located. As a result, we may be unable to successfully attract, assimilate or retain qualified personnel. We have encountered difficulties in attracting a sufficient number of qualified software developers for our online store and transaction-processing systems. Further, we may be unable to retain those developers we currently employ or attract additional developers. The failure to retain and attract the necessary personnel could seriously harm our business, financial condition, results of operations and cash flows.

        Fulfillment Center Relocation. We currently maintain a temporary warehouse and distribution center in Fremont, California. We will be moving the warehousing and fulfillment of orders to Erlanger, Kentucky in May 1999 in order to be in closer proximity to certain publishers, wholesalers, distributors and delivery services. At the same time we will move from a manual distribution process to a software supported solution from Manhattan Associates, PKMS Warehouse Management System. Relocating such services and moving to an automated distribution process may not result in operating efficiencies or may cause a significant disruption in the fulfillment of orders, the distraction of management and other key personnel and the expenditure of significant financial and other resources. Any such disruption, distraction or expenditure could seriously harm our business, results of operations and financial condition.

        Sales And Other Tax Collection. We do not currently collect sales or other similar taxes in respect of shipments of goods into states other than California and Virginia. However, one or more states or foreign countries may seek to impose sales tax collection obligations on out-of-state or foreign companies, such as the Company, which engage in electronic commerce. In addition, any new operations established by the Company in states outside California and Virginia could subject shipments into such states to state sales taxes. A successful assertion by one or more states or any foreign country that we should collect sales or other similar taxes on the sale of merchandise could seriously harm our business, financial condition, results of operations and cash flows.

        Risk Of System Failure; Single Site And Order Interface. Our success, in particular our ability to successfully receive and fulfill online orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of its computer and communications hardware systems. Substantially all of our computer and communications hardware is located at a single leased facility in Sunnyvale, California. Our systems and operations are vulnerable to damage or interruption from a number of sources, including:

        -      Fire;

        -      Flood;

        -      Power loss;

        -      Telecommunications failure;

        -      Break-ins; and

        -      Earthquake and similar events.

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

        Reliance On Certain Suppliers. For fiscal 1999 we purchased approximately 37% and 22%, of our books from Ingram Book Company ("Ingram") and Pearson Education Division ("Pearson"). We rely to a large extent on rapid fulfillment from Ingram, Pearson and other vendors. Barnes and Noble, Inc., one of our competitors, has agreed to purchase Ingram Book Group, which owns Ingram. We generally have no commitments to or arrangements with any of our vendors that guarantee the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. Our current vendors may not continue to sell merchandise to us on current terms. In addition, we may be unable to establish new or extend current vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. If we were unable to develop and maintain relationships with vendors that would allow us to obtain sufficient quantities of merchandise on acceptable commercial terms, our business, financial condition, results of operations and cash flows would be seriously harmed.

        Dependence On Key Personnel. Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our senior management and other key employees. The loss of the services of any of our executive officers or other key employees could seriously harm our business, financial condition, results of operations and cash flows.

        The Company has entered into employment agreements with several members of its senior management, including:

        -      Mr. MacAskill, its President and Chief Executive Officer;

        -      Mr. Orumchian, its Vice President of Engineering;

        - Mr. Alvarez, its Vice President of Finance and Chief Financial Officer; and

        -      Mr. Cudd, its Vice President of Marketing.

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

        In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet continues to experience significant expansion in the number of users, frequency of use or bandwidth requirements, the infrastructure for the Internet may be unable to support the demands placed upon it. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Internet generally and the Company in particular. Our business, financial condition, results of operations and cash flows would be seriously harmed if:

        - Use of the Internet and other online services does not continue to increase or increases more slowly than expected;

        - The infrastructure for the Internet and other online services does not effectively support expansion that may occur; or

        - The Internet and other online services do not become a viable commercial marketplace.

Rapid Technological Change

        To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our online operations. The Internet and the electronic commerce industry are characterized by:

        -      Rapid technological change;

        -      Changes in user and customer requirements and preferences;

        - Frequent new product and service introductions embodying new technologies; and

        -      The emergence of new industry standards and practices.

        The evolving nature of the Internet could render our existing online store and proprietary technology and systems obsolete. Our success will depend, in part, on our ability to:

        -      License leading technologies useful in its business;

        -      Enhance its existing services;

        - Develop new services and technology that address the increasingly sophisticated and varied needs of its current and prospective customers; and

        - Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

        Electronic Commerce Security Risks. A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary for secure transmission of confidential information, such as customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the algorithms used by us to protect customer transaction data. If any such compromise of our security were to occur, it could seriously harm our reputation, business, financial condition and results of operations. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.

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

        Risks Associated With International Sales For fiscal 1999 international sales accounted for approximately 20.8% of our online revenue. We expect that our percentage of online revenue from international markets will continue to represent a significant portion of our total revenue. Our international business activities are subject to a variety of potential risks, including the adoption of laws, political and economic conditions and actions by third parties that would restrict or eliminate our ability to do business in certain jurisdictions. Although we currently transact business in U.S. dollars, to the extent that we determine to transact business in foreign currencies, we will become subject to the risks attendant to transacting in foreign currencies, including potential adverse effects of exchange rate fluctuations.

        Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish dates in the 1900's from dates in the 2000's. These date code fields will need to distinguish the 1900's from the 2000's. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Although we believe that our products and internal systems are Year 2000 compliant, we utilize third-party equipment and software that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the Year 2000 and thereafter could require us to incur unanticipated expenses to remedy any problems, which could seriously harm our business, operating results, financial condition and cash flows.

        Any failure by the Company to make its products Year 2000 compliant could result in:

        -      A decrease in sales of our products;

        - An increase in the allocation of resources to address Year 2000 problems of our customers without additional revenue commensurate with such dedication of resources; and

        - An increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems.

        Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by us, which could seriously harm our business, operating results and financial condition. We have conducted a preliminary review of our internal computer systems to identify the systems that could be affected by the Year 2000 issue and to develop a plan to resolve the issue. Based on this preliminary review, we currently have no reason to believe that our internal software systems are not Year 2000 compliant. However, we will continue to evaluate our systems and in the event we conclude that our systems are not Year 2000 compliant, we will develop a contingency plan to address these issues. There can be no assurance that Year 2000 compliance issues will not have a material adverse effect on the Company.

        Trademarks And Proprietary Rights; Unlicensed Arrangements And Materials. We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. Further, we rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, partners and others to protect our proprietary rights. We pursue the registration of our trademarks and service marks in the U.S. and internationally, and have applied for the registration of certain of our trademarks and service marks. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. While we attempt to ensure that the quality of our brand is maintained by such licensees, such licensees may take actions that could seriously harm the value of our proprietary rights or reputation and in turn our business, financial condition and results of operations. The steps taken by the Company to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, trade dress and similar proprietary rights.

        In addition, other parties may assert infringement claims against us. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We are not currently aware of any legal proceedings pending or threatened against it. In addition, we display reviews and articles on technical subjects in our online store. Some reviews and articles may be copyrighted and we may not have explicit permission from the author for use of such intellectual property. The authors may assert infringement claims against the Company. If a claim is asserted alleging that we have infringed the proprietary rights of a third party, we may be required to seek licenses to continue to use such intellectual property. The failure to obtain the necessary licenses or other rights at a reasonable cost could seriously harm our business, financial condition, results of operations and cash flows.

        Governmental Regulation And Legal Uncertainties. We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to electronic commerce. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, relating to:

        -      User privacy;

        -      Pricing;

        -      Content;

        -      Copyrights;

        -      Distribution; and

        -      Characteristics and quality of products and services.

        Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the expansion of the Internet. A decline in the growth of the Internet could decrease demand for our products and services and increase our cost of doing business, or otherwise seriously harm our business, financial condition, results of operations and cash flows. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales tax, libel and personal privacy is uncertain and may take years to resolve. Our business, financial condition and results of operations could be seriously harmed by:

        -      Any such new legislation or regulation;

        - The application of laws and regulations from jurisdictions whose laws do not currently apply to our business; or

        - The application of existing laws and regulations to the Internet and other online services.

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

        In addition, several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission (the "FCC") in the same manner as other telecommunications services. The growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet use have begun to experience interruptions in phone service. As a result, local exchange carriers have petitioned the FCC to regulate Internet Service Providers ("ISPs") in a manner similar to long distance telephone carriers and to impose access fees on the ISPs. If any effort to increase regulation of ISPs is successful, the expense of communicating on the Internet could increase substantially, potentially slowing the growth in the use of the Internet. Any such new legislation or regulation or application or interpretation of existing laws could seriously harm our business, financial condition, results of operations and cash flows.

    Possible Volatility Of Stock Price. The trading price of the Common Stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to such factors as:

        -      Actual or anticipated variations in quarterly operating results;

        -      Announcements of technological innovations;

        - New sales formats or new products or services by us or our competitors;

        -      Changes in financial estimates by securities analysts;

        - Conditions or trends in the Internet and electronic commerce industries;

        - Changes in the market valuations of other Internet, online service or retail companies;

        - Announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

        -      Additions or departures of key personnel;

        -      Sales of Common Stock; and

        - Other events or factors, many of which are beyond the Company's control.

        In addition, the stock market in general, and the Nasdaq National Market and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and reflect price earnings ratios substantially above historical levels. These trading prices and price earnings ratios may not be sustained. These broad market and industry factors may seriously harm the market price of the Common Stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such company. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would seriously harm our business, financial condition, results of operations and cash flows.

        Anti-Takeover Effect Of Certain Charter Provisions And Delaware Law. The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be seriously harmed by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may seriously harm the voting and other rights of the holders of Common Stock. We have no present plans to issue shares of Preferred Stock. Further, certain provisions of our Second Amended and Restated Certificate of Incorporation and Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

ITEM 2.    PROPERTIES

        The Company's principal administrative, engineering, marketing, customer service and merchandising facility totals approximately 13,635 square feet and is located in Sunnyvale, California under a master lease that expires on July 31, 1999. In addition, the Company leases a temporary warehousing facility in Fremont, California. The Company also leases two physical stores located in San Jose and Sunnyvale, California. In February 1999 the Company entered into a seven (7) year lease agreement for its new Company headquarters. The new building is 64,750 square feet, and is located in Santa Clara, California. The Company expects to initially occupy approximately 50,000 square feet, with the remainder under sublease for one to three years. The lease term will commence on May 1st, 1999, or upon substantial completion of the building. In April 1999 the Company entered into a three (3) year sub-lease for a 40,000 square foot distribution facility in Erlanger, Kentucky. The Company will occupy approximately 20,000 square feet of the facility and plans to sub-lease the remaining 20,000 square feet for one to two years. The Company does not own any real property. The Company expects that its current facilities, in addition to the new headquarters and distribution center leases, will be sufficient for the foreseeable future. The Company periodically evaluates the location and productivity of its stores, and may close, consolidate or relocate stores as conditions warrant.

ITEM 3.    LEGAL PROCEEDINGS

        We are not currently aware of any legal proceedings pending or threatened against us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY

        No matters were submitted to a vote of the stockholders during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The Company's Common Stock is listed on the Nasdaq National Market ("Nasdaq") under the symbol "FATB." The Company's stock has been traded on that market since November 20, 1998. Prior to that date, when the Company completed its initial public offering, there was no public market for the Company's Common Stock. As of January 31, 1999, there were approximately 86 holders of record of the Company's Common Stock. The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Nasdaq prices of shares of the Company's Common Stock:

FISCAL YEAR ENDED JANUARY 31, 1999                  HIGH              LOW
                                               ---------------   --------------
Fourth Quarter                                    $20 1/16          $11 1/2
Third Quarter                                       N/A               N/A
Second Quarter                                      N/A               N/A
First Quarter                                       N/A               N/A

DIVIDEND POLICY

        The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future. The Company's line of credit arrangement prohibits the payment of dividends by the Company without the lender's prior consent. The Company currently anticipates that it will retain its earnings, if any, for use in the operation of its business and does not expect to pay cash dividends on its capital stock in the foreseeable future.

CHANGES IN SECURITIES AND USE OF PROCEEDS

        The effective date of the registration statement for the Company's initial public offering, filed on Form SB-2 under the Securities Act of 1933 (File No. 333-67397), was November 19, 1998 (the "IPO Registration Statement"). The class of securities registered was Common Stock. The managing underwriters for the offering were NationsBanc Montgomery Securities LLC, Piper Jaffray Inc, and Needham & Company, Inc.

        Pursuant to the IPO Registration Statement, the Company sold 3,450,000 shares of its Common Stock, including 450,000 shares pursuant to the Underwriters' over-allotment, for an aggregate offering price of $34,500,000.

        The Company incurred expenses of approximately $3.7 million of which approximately $2.4 million represented underwriting discounts and commissions and approximately $1.3 million represented other expenses related to the offering. The net offering proceeds to the Company after total expenses was $30.8 million. The Company expects to use approximately $6.1 million of the net proceeds for capital expenditures, with the remaining approximately $24.7 million to be used for working capital and general corporate purposes, including expanding its direct sales, telesales and marketing operations and systems and infrastructure development activities.

        The foregoing amounts represent estimates and the amounts actually expended by the Company for such purposes may vary significantly and will depend on a number of factors, including the amount of the Company's future revenues and cash generated by operations and the other factors described under "Risk Factors." Accordingly, the Company's management will retain broad discretion in the allocation of the net businesses. The Company has no current agreements or commitments with respect to any such acquisition or investment, and the Company is not currently engaged in any negotiations with respect to any such transaction. Pending such uses, the net proceeds of this offering will be invested in short-term, interest bearing, investment grade securities.

ITEM 6A.   SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

        The following selected financial data should be read in conjunction with the Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein..

                                                               Year ended January 31,
                                                   -----------------------------------------------
                                                     1996         1997         1998         1999
                                                   --------     --------     --------     --------
STATEMENT OF OPERATIONS DATA:
Revenues:
     Online                                        $     --     $    180     $  3,021     $ 10,662
     Retail and other                                    --           --        7,927        9,118
                                                   --------     --------     --------     --------
            Total revenues                               --          180       10,948       19,780

Cost of revenues:
     Online                                              --          150        2,189        8,433
     Retail and other                                    --           --        5,216        5,967
                                                   --------     --------     --------     --------
            Total cost of revenues                       --          150        7,405       14,400
                                                   --------     --------     --------     --------
Gross profit                                             --           30        3,543        5,380
Operating expenses:
     Sales and marketing                                  3          130        4,192        9,918
     Development and engineering                         65          110          860        2,858
     General and administrative                          26          412        1,674        2,909
                                                   --------     --------     --------     --------
            Total operating expenses                     94          652        6,726       15,685
                                                   --------     --------     --------     --------
Loss from operations                                    (94)        (622)      (3,183)     (10,305)
Interest, net                                            --           55           (7)         413
                                                   --------     --------     --------     --------
Net loss                                           $    (94)    $   (567)    $ (3,190)    $ (9,892)
                                                   ========     ========     ========     ========
Basic and diluted net loss per share (1)           $  (0.10)    $  (0.38)    $  (2.11)    $  (2.87)
                                                   ========     ========     ========     ========
Shares used in computing net loss per share (1)         960        1,504        1,509        3,441


                                                                 As of January 31,
                                                   -----------------------------------------------
                                                     1996         1997         1998         1999
                                                   --------     --------     --------     --------
BALANCE SHEET DATA:
Cash and equivalents                               $     29     $  3,228     $  4,974     $  9,341
Working capital                                          29        3,242        5,630       17,142
Total assets                                            101        3,583       13,598       39,614
Total liabilities                                        49          182        3,673        3,118
Total stockholders' equity                               52        3,401        9,925       36,496


(1) See Note 1 of Notes to Financial Statements for an explanation of shares used in computing basic and diluted net loss per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

        Fatbrain.com is the leading online retailer of information resources singularly focused on professionals. With over 300,000 information resource titles from more than 8,000 publishers, Fatbrain.com offers its customers online access to a broad and comprehensive selection of technical books, technology based training solutions, product manuals, research reports and other information resources. In addition to the Company's extensive product offering, Fatbrain.com's online store features authoritative and compelling content, competitive pricing, an easy-to-use navigational interface and a variety of value-added services. The Company also operates two physical retail stores that complement its online business by generating increased online traffic, building the Company's brand and creating cross-promotional opportunities, thereby providing a profitable means of customer acquisition.

        Incorporated in November 1994, the Company (formerly CBooks Express, Inc. and Computer Literacy, Inc.) began selling technical books through its online store in February 1996, technology based training solutions in January 1998, product manuals in May 1998 and research reports in June 1998. In March 1999, the Company announced that it would be expanding its focus to include resource materials for professionals in the engineering, science, mathematics and financial services industries. From inception through January 1996, the Company's operating activities consisted primarily of developing the infrastructure necessary to conduct online sales of information resources, establishing vendor relationships, recruiting personnel, and purchasing and leasing operating assets, including warehousing, fulfillment and customer service capabilities. The Company acquired four physical retail stores in May 1997 in connection with its $5.1 million acquisition of Computer Literacy Bookshops, Inc. ("CLBI"), which was accounted for as a purchase. Accordingly, the Company's results of operations include those of CLBI for all periods subsequent to the acquisition date.

        Fatbrain.com generates revenues from sales of books, technology based training materials, product manuals and research reports through its online store, certain co-branded corporate online stores and in its two remaining retail locations (see Note 11 to the Financial Statements). The Company recognizes revenue from its online store upon shipment and, from its physical retail stores, at the time of sale.

        Cost of revenues includes costs of products and inbound and outbound freight. These costs may vary as a percentage of total revenues in any given period due to a number of factors, including increased price competition, varied levels of cooperative advertising dollars received from certain publishers of books and changes in the size and timing of discounts and other promotional activities. In addition, as sales of higher gross margin products, such as technology based training materials, manuals and research reports increase as a percentage of total revenues, gross margins may increase accordingly. For fiscal 1998 and 1999, the Company purchased approximately 30% and 37%, respectively, of its books from Ingram, an indirect reseller. Although the primary advantage associated with purchasing from Ingram is just in time inventory management, the Company believes it will make a larger number of its purchases directly from publishers as its sales volume increases, thereby enabling the Company to take advantage of favorable volume discounts. For fiscal 1999, the Company purchased approximately 22% of its books from Pearson Education Division.

        Since inception, the Company has incurred significant net operating losses and expects to incur additional net operating losses for the foreseeable future. There can be no assurance that the Company will achieve profitability or that, if profitability is achieved, it will be sustained. As of January 31, 1999, the Company had an accumulated deficit of $13.8 million. The Company believes that its success will depend in large part on its ability to enhance its customers' online shopping experience, expand corporate relationships, build brand awareness, encourage customer loyalty, capitalize on the market for information resources, establish and leverage supplier relationships and maintain its technology focus and expertise. Accordingly, the Company intends to invest heavily in marketing and promotion, its direct sales and telesales organizations, and infrastructure development. There can be no assurance that such expenditures will result in increased revenues or customer growth. Additionally, while in recent periods the Company has experienced significant growth in revenues, its customer base and repeat customer revenue, such growth rates are not sustainable, will decrease in the future and are not indicative of actual growth rates that the Company may experience. In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company believes that period-to-period comparisons of its operating results, including the Company's operating expenses as a percentage of total revenues, are not necessarily meaningful and should not be relied upon as an indication of future performance. See "Risk Factors -- Limited Operating History; Accumulated Deficit; Anticipated Losses."

Results Of Operations

        The following table presents the Company's results of operations as a percentage of total revenues for the periods indicated.

                                            Year ended January 31,
                                       ----------------------------------
                                        1997          1998          1999
                                       ------        ------        ------
Revenues:
      Online                            100.0%         27.6%         53.9%
      Retail and other                     --          72.4          46.1
                                       ------        ------        ------
         Total revenues                 100.0         100.0         100.0
Cost of revenues (1):
      Online                             83.3          72.5          79.1
      Retail and other                     --          65.8          65.4
                                       ------        ------        ------
         Total cost of revenues          83.3          67.6          72.8
                                       ------        ------        ------
Gross profit                             16.7          32.4          27.2
Operating expenses:
      Sales and marketing                72.2          38.3          50.1
      Development and engineering        61.1           7.8          14.5
      General and administrative        228.9          15.3          14.7
                                       ------        ------        ------
         Total operating expenses       362.2          61.4          79.3
                                       ------        ------        ------
    Loss from operations               (345.6)        (29.1)        (52.1)
    Interest, net                        30.6          (0.1)          2.1
                                       ------        ------        ------
    Net loss                           (315.0%)       (29.1%)       (50.0%)
                                       ======        ======        ======


(1) Cost of online revenue and cost of retail and other revenue are shown as a percentage of related online revenue and retail and other revenue, respectively.

Fiscal 1998 Compared To Fiscal 1999.

        Online Revenue. Online revenue is comprised of revenue from online sales of information resources and associated outbound shipping charges, net of returns. Online revenue increased from $3.0 million, or 27.6% of total revenues, to $10.7 million, or 53.9% of total revenues, respectively, as a result of significant increases in the customer base (from 19,979 to 77,956) and repeat purchases from the Company's existing customers.

        International sales represented approximately 21.4% and 20.8% of online revenue for fiscal 1998 and fiscal 1999, respectively. The Company believes that the international market for its products is large and expanding, and that the Internet offers a unique opportunity for it to expand its international presence quickly and cost-effectively. The Company expects international sales to increase as the Company begins to direct corporate sales, telesales and marketing resources towards international markets.

        Retail and Other Revenue. Retail and other revenue is comprised primarily of revenue generated by the Company's physical retail stores and, to a lesser extent, by trade shows and book fairs. Retail and other revenue increased from $7.9 million, or 72.4% of total revenues, to $9.1 million, or 46.1% of total revenues, for fiscal 1998 and fiscal 1999, respectively, primarily due to only nine months of retail revenues being recorded in fiscal 1998, and a full year in fiscal 1999. The Company closed its retail stores in Cupertino, California and Vienna, Virginia in September and December, 1998, respectively. The Company does not expect that the closing of these stores will have a material impact on future operations. The Company periodically evaluates the location and productivity of its retail stores and may close, consolidate or relocate stores as conditions warrant. Any closure, consolidation or relocation of a retail store is likely to decrease retail and other revenue.

        Cost of Online Revenue. Cost of online revenue is comprised primarily of the cost of merchandise sold through the Company's online store and associated inbound and outbound shipping costs. Cost of online revenue increased from $2.2 million, or 72.5% of online revenue, to $8.4 million, or 79.1% of online revenue, for fiscal 1998 and fiscal 1999, respectively. The increase in absolute dollars was attributable to increased online sales volume.

        Cost of Retail and Other Revenue. Cost of retail and other revenue is comprised of the cost of merchandise sold through the Company's retail stores and at trade shows and book fairs and includes associated inbound and outbound shipping costs. Cost of retail and other revenue increased from $5.2 million, or 65.8% of retail and other revenue, to $6.0 million, or 65.4% of retail and other revenue, in fiscal 1998 and fiscal 1999, respectively, primarily as a result of the increase in retail and other revenue.

        Gross Profit. Gross profit as a percentage of total revenues decreased from 32.4% to 27.2% for fiscal 1998 and fiscal 1999, respectively. The percentage decrease was primarily a result of the increase in online sales as a percent of total revenues, as well as the implementation by the Company of an online competitive pricing policy. The Company has offered, and expects to continue to offer in the foreseeable future, discounts on various product offerings to encourage new customers and online traffic. The expense associated with certain marketing programs, such as discounted international shipping promotions, decrease revenues, and thus decrease gross profit, instead of increasing marketing programs expense. Such pricing pressure is likely to reduce gross profit in the future but may be partially offset by the change in mix of products sold towards higher margin technology based training materials, product manuals and research reports.

        Sales and Marketing Expenses. Sales and marketing expenses consist of direct expenses associated with the Company's retail stores, as well as advertising, promotional and public relations expenditures, payroll and related expenses for personnel engaged in corporate sales, marketing and fulfillment. Sales and marketing expenses increased from $4.2 million, or 38.3% of total revenues, to $9.9 million, or 50.1% of total revenues, for fiscal 1998 and fiscal 1999, respectively. The increase in absolute dollars was primarily attributable to the expansion of the Company's online store and its direct sales force, the increase in advertising, public relations and other promotional expenditures, and the increased personnel and related expenses required to implement the Company's marketing strategy and fulfill customer demand. The Company intends to pursue aggressive branding, marketing and telesales campaigns to generate increased online traffic and acquire customers. Accordingly, the Company expects sales and marketing expenses to increase in absolute dollars for the foreseeable future, but decrease as a percentage of total revenues as total revenues increase.

        Development and Engineering Expenses. Development and engineering expenses primarily consist of costs associated with systems and telecommunications infrastructure, editorial operations and content acquisition. Development and engineering expenses increased from $860,000 or 7.8% of total revenues, to $2.9 million, or 14.5% of total revenues, for fiscal 1998 and fiscal 1999, respectively. The increase in absolute dollars was primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of the Company's online store and transaction-processing systems, as well as increased investments in systems and telecommunications infrastructure. To date, all development and engineering costs have been expensed as incurred. The Company believes that continued investment in systems and infrastructure development is critical to attaining its strategic objectives and, as a result, expects development and engineering expenses to increase significantly in absolute dollars for the foreseeable future, but decrease as a percentage of total revenues as total revenues increase.

        General and Administrative Expenses. General and administrative expenses consist of payroll and related costs associated with executive, accounting and administrative personnel, recruiting, professional service fees and other general corporate expenses. General and administrative expenses increased from $1.7 million, or 15.3% of total revenues, to $2.9 million or 14.7% of total revenues, for fiscal 1998 and fiscal 1999, respectively. This increase in absolute dollars was primarily due to increased salaries and related expenses associated with the hiring of additional personnel and increases in professional fees. The Company expects general and administrative expenses to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the expansion of its business and the costs resulting from being a public company, but decrease as a percentage of total revenues as total revenues increase.

        Interest, Net. Net interest expense was $7,000 for fiscal 1998, as compared with net interest income of $413,000 for fiscal 1999. Net interest expense during fiscal 1998 was primarily attributable to borrowings on the Company's bank line of credit. Net interest income in fiscal 1999 resulted from the investment of cash proceeds from private and public financing.

        Recent Developments. In September 1998, the Company closed its retail store in Cupertino, California. Total revenues for the Cupertino store for each of the fiscal years ended January 31, 1998 and 1999 were $947,000 and $849,000, respectively. In December 1998, the Company closed its retail store in Vienna, Virginia. Total revenues for the Vienna store for each of the fiscal years ended January 31, 1998 and 1999 were $1.2 million and $1.5 million, respectively. The Company does not expect that the closing of these stores will have a material impact on future operations. The Company incurred less than $10,000 in costs associated with the closing of these stores and does not expect to experience any further significant gain or loss.

        In February 1999 the Company entered into a seven (7) year lease agreement for its Company headquarters. The new building is 64,750 square feet, and is located in Santa Clara, California. The Company expects to occupy approximately 50,000 square feet, with the remainder under sublease. The lease term will commence on May 1st, 1999, or upon substantial completion of the building. Future minimum lease commitments under the new lease are as follows: fiscal 2000: $816,000; fiscal 2001: $1.1 million; fiscal 2002: $1.1 million;
fiscal 2003: $1.2 million; fiscal 2004: $1.2 million; and thereafter: $2.9 million

        In March 1999, the Company changed its name to Fatbrain.com, Inc. The Company changed its name to reflect the Company's expanded scope and to communicate its role in helping professionals and organizations to locate the resources that help them address serious information needs and pursue professional growth.

        In April 1999 the Company entered into a three (3) year sub-lease for a 40,000 square foot distribution facility in Erlanger, Kentucky. The Company will occupy approximately 20,000 square feet of the facility and plans to sub-lease the remaining 20,000 square feet for one to two years. Future minimum lease commitments under the new lease are as follows: fiscal 2000: $142,500; fiscal 2001: $171,000; fiscal 2002: $171,000; and fiscal 2003; $28,500. The Company will be moving the warehousing and fulfillment of orders to Kentucky in May 1999 in order to be in closer proximity to certain publishers, wholesalers, distributors and delivery services. At the same time the Company will move from a manual distribution process to a software supported solution from Manhattan Associates, PKMS Warehouse Management System.

        Liquidity And Capital Resources. Since inception, the Company has financed its operations primarily through private sales of Preferred Stock which totaled approximately $19.3 million (net of issuance costs), and public sale of Common Stock in November 1998 which totaled approximately $30.8 million net of issuance costs as of January 31, 1999.

        Net cash used in operating activities was $2.7 million in fiscal 1998 and $11.1 million in fiscal 1999. Cash used in operating activities in fiscal 1998 was primarily attributable to a net loss of $3.2 million and an increase of $1.1 million in inventories, partially offset by an increase of $1.7 million in accounts payable, as well as depreciation and amortization of $297,000. For fiscal 1999, cash used in operating activities primarily resulted from a net loss of $9.9 million plus increases of $1.1 million in accounts receivable and $826,000 in prepaid expenses and other assets, as well as a decrease in accounts payable of $622,000 offset by a reduction in inventory of $479,000 as well as depreciation and amortization of $648,000.

        Net cash used in investing activities was $5.3 million and $21.0 million in fiscal 1998 and fiscal 1999, respectively. Investing activities in fiscal 1998 are related to the acquisition of CLBI in May 1997 for $4.3 million (net of cash acquired) and purchases of property and equipment of $941,000. Investing activities in fiscal 1999 are primarily attributable to $19.6 million in purchases of investment securities, as well as purchases of property and equipment of $1.4 million.

        Cash provided by financing activities was $9.7 million and $36.5 million in fiscal 1998 and fiscal 1999, respectively. Cash provided by financing activities in fiscal 1998 consisted primarily of $9.7 million in proceeds from the issuance of preferred stock. Cash provided by financing activities in fiscal 1999 consisted primarily of proceeds from the issuance of common stock in an initial public offering of $30.8 million (net of issuance costs), as well as proceeds from the issuance of preferred stock of $5.5 million. The Company has a $4 million line of credit which expires on December 31, 1999. As of January 31, 1999, the Company has no borrowings outstanding under its line of credit.

        As of January 31, 1999, the Company had $9.3 million of cash and equivalents. As of that date, the Company's principal commitments consisted of obligations outstanding under an agreement with CBT Systems, Ltd. and operating and capital leases. Although the Company has no material long-term commitments for capital expenditures, it anticipates a substantial increase in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

Year 2000 Compliance.

        Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish dates in the 1900's from dates in the 2000's. These date code fields will need to distinguish the 1900's from the 2000's. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Although the Company believes that its products and internal systems are Year 2000 compliant, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could seriously harm its business, operating results, financial condition and cash flows. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could seriously harm its business, operating results and financial condition. The Company has conducted a preliminary review of its internal computer systems to identify the systems that could be affected by the Year 2000 issue and to develop a plan to resolve the issue. Based on this preliminary review, the Company currently has no reason to believe that its internal software systems are not Year 2000 compliant. However, the Company will continue to evaluate our systems and in the event it concludes that systems are not Year 2000 compliant, the Company will develop a contingency plan to address these issues. There can be no assurance that Year 2000 compliance issues will not have a material adverse effect on the Company.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY RESULTS OF OPERATIONS

        The following table sets forth certain unaudited selected quarterly results of operations data for the eight quarters ended January 31, 1999 as well as such data expressed as a percentage of total revenue. In the opinion of management, this information has been prepared substantially on the same basis as the audited Financial Statements appearing elsewhere in this Form 10-KSB. The operating results for any quarter are not necessarily indicative of results for any future period.




                                                                        Three Months Ended
                                   --------------------------------------------------------------------------------------------
                                   April 30,   July 31,    Oct. 31,    Jan. 31,    April 30,   July 31,    Oct. 31,    Jan. 31,
                                     1997        1997        1997        1998        1998        1998        1998        1999
                                   --------    --------    --------    --------    --------    --------    --------    --------
Revenues:
    Online                         $    176    $    444    $  1,089    $  1,312    $  1,761    $  2,464    $  2,934    $  3,503
    Retail and other                     71       2,192       3,124       2,540       2,633       2,351       2,296       1,838
                                   --------    --------    --------    --------    --------    --------    --------    --------
        Total revenues                  247       2,636       4,213       3,852       4,394       4,815       5,230       5,341
Cost of revenues:
    Online                              115         303         802         969       1,326       1,965       2,347       2,795
    Retail and other                     53       1,372       2,041       1,750       1,688       1,538       1,501       1,240
                                   --------    --------    --------    --------    --------    --------    --------    --------
        Total cost of revenues          168       1,675       2,843       2,719       3,014       3,503       3,848       4,035
                                   --------    --------    --------    --------    --------    --------    --------    --------
Gross profit                             79         961       1,370       1,133       1,380       1,312       1,382       1,306
Operating expenses:
    Sales and marketing                 272         968       1,126       1,826       1,986       2,070       2,759       3,103
    Development and engineering          76         137         311         336         554         594         763         947
    General and administrative          123         473         552         526         543         681         799         886
                                   --------    --------    --------    --------    --------    --------    --------    --------
        Total operating expenses        471       1,578       1,989       2,688       3,083       3,345       4,321       4,936
                                   --------    --------    --------    --------    --------    --------    --------    --------
Loss from operations                   (392)       (617)       (619)     (1,555)     (1,703)     (2,033)     (2,939)     (3,630)
Interest, net                            31          (8)        (27)         (3)         32          67          45         269
                                   --------    --------    --------    --------    --------    --------    --------    --------
Net loss                           $   (361)   $   (625)   $   (646)   $ (1,558)   $ (1,671)   $ (1,966)   $ (2,894)   $ (3,361)
                                   ========    ========    ========    ========    ========    ========    ========    ========

                                                                       Three Months Ended
                                   --------------------------------------------------------------------------------------------
                                   April 30,   July 31,    Oct. 31,    Jan. 31,    April 30,   July 31,    Oct. 31,    Jan. 31,
                                     1997        1997        1997        1998        1998        1998        1998        1999
                                   --------    --------    --------    --------    --------    --------    --------    --------
As a Percentage of Total Revenues
Revenues:
    Online                             71.3%       16.8%       25.8%       34.1%       40.1%       51.2%       56.1%       65.6%
    Retail and other                   28.7        83.2        74.2        65.9        59.9        48.8        43.9        34.4
                                   --------    --------    --------    --------    --------    --------    --------    --------
        Total revenues                100.0       100.0       100.0       100.0       100.0       100.0       100.0       100.0
Cost of revenues (1):
    Online                             65.3        68.2        73.6        73.9        75.3        79.7        80.0        79.8
    Retail and other                   74.6        62.6        65.3        68.9        64.1        65.4        65.4        67.5
                                   --------    --------    --------    --------    --------    --------    --------    --------
        Total cost of revenues         68.0        63.5        67.5        70.6        68.6        72.8        73.6        75.5
                                   --------    --------    --------    --------    --------    --------    --------    --------
Gross profit                           32.0        36.5        32.5        29.4        31.4        27.2        26.4        24.5
Operating expenses:
    Sales and marketing               110.1        36.7        26.7        47.4        45.2        43.0        52.7        58.1
    Development and engineering        30.8         5.2         7.4         8.7        12.6        12.3        14.6        17.7
    General and administrative         49.8        17.9        13.1        13.7        12.4        14.1        15.3        16.6
                                   --------    --------    --------    --------    --------    --------    --------    --------
        Total operating expenses      190.7        59.9        47.2        69.8        70.2        69.4        82.6        92.4
                                   --------    --------    --------    --------    --------    --------    --------    --------
Loss from operations                 (158.7)      (23.4)      (14.7)      (40.4)      (38.8)      (42.2)      (56.2)      (67.9)
Interest, net                          12.6        (0.3)       (0.6)       (0.1)        0.7         1.4         0.9         5.0
                                   --------    --------    --------    --------    --------    --------    --------    --------
Net loss                             (146.2%)     (23.7%)     (15.3%)     (40.4%)     (38.0%)     (40.8%)     (55.3%)     (62.9%)
                                   ========    ========    ========    ========    ========    ========    ========    ========


(1) Cost of online revenues and cost of retail and other revenues are shown as a percentage of related online revenue and retail and other revenue, respectively.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Fatbrain.com, Inc.
Sunnyvale, California

     We have audited the accompanying balance sheets of Fatbrain.com (formerly Computer Literacy, Inc.) (the "Company") as of January 31, 1998 and 1999, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at January 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1999 in conformity with generally accepted accounting principles.

                                             DELOITTE & TOUCHE LLP

San Jose, California
March 10, 1999

                               FATBRAIN.COM, INC.
                       (FORMERLY COMPUTER LITERACY, INC.)
                                 BALANCE SHEETS
                      (in thousands, except per share data)

                                                                   January 31,    January 31,
                                                                      1998           1999
                                                                   -----------    -----------
ASSETS
Current assets:
    Cash and equivalents                                            $  4,974       $  9,341
    Short-term investments                                                --          5,344
    Accounts receivable, net of allowance of $67 and $161                153          1,268
    Inventories                                                        3,683          3,204
    Prepaid expenses and other current assets                            440          1,068
                                                                    --------       --------
       Total current assets                                            9,250         20,225

Property and equipment, net                                            1,182          2,097
Investments                                                               --         14,181
Goodwill, net                                                          2,962          2,751
Other assets                                                             204            360
                                                                    --------       --------
       Total assets                                                 $ 13,598       $ 39,614
                                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                $  2,518       $  1,896
    Accrued expenses                                                   1,084          1,169
    Current portion of capital lease obligations                          18             18
                                                                    --------       --------
       Total current liabilities                                       3,620          3,083
Capital lease obligations                                                 53             35
                                                                    --------       --------
       Total liabilities                                               3,673          3,118
Stockholders' equity:
    Preferred stock, $0.001 par value, 5,500 and 5,000
      authorized, 5,222 and 0 shares issued and outstanding at
      January 31, 1998 and January 31, 1999, respectively;
      (aggregate liquidation preference of $13,843 and $0 at
      January 31, 1998 and January 31, 1999, respectively)                 5             --
    Common stock, $0.001 par value, 8,750 and 50,000
      shares authorized, 1,527 and 11,172 shares issued and
      outstanding at January 31, 1998 and January 31, 1999,
      respectively                                                         2             11
    Additional paid-in capital                                        13,764         50,270
    Warrants                                                              12             12
    Unrealized loss on investments                                        --            (47)
    Accumulated deficit                                               (3,858)       (13,750)
                                                                    --------       --------
       Total stockholders' equity                                      9,925         36,496
                                                                    --------       --------
       Total liabilities and stockholders' equity                   $ 13,598       $ 39,614
                                                                    ========       ========

                               FATBRAIN.COM, INC.
                       (FORMERLY COMPUTER LITERACY, INC.)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (in thousands, except per share data)

                                                                      Years ended January 31,
                                                               --------------------------------------
                                                                 1997           1998           1999
                                                               --------       --------       --------
Revenues:
      Online                                                   $    180       $  3,021       $ 10,662
      Retail and other                                               --          7,927          9,118
                                                               --------       --------       --------
         Total revenues                                             180         10,948         19,780
Cost of revenues:
      Online                                                        150          2,189          8,433
      Retail and other                                               --          5,216          5,967
                                                               --------       --------       --------
         Total cost of revenues                                     150          7,405         14,400
                                                               --------       --------       --------
Gross profit                                                         30          3,543          5,380
Operating expenses:
      Sales and marketing                                           130          4,192          9,918
      Development and engineering                                   110            860          2,858
      General and administrative                                    412          1,674          2,909
                                                               --------       --------       --------
         Total operating expenses                                   652          6,726         15,685
                                                               --------       --------       --------
Loss from operations                                               (622)        (3,183)       (10,305)
Interest, net                                                        55             (7)           413
                                                               --------       --------       --------
Net loss                                                           (567)        (3,190)        (9,892)
                                                               --------       --------       --------

Other comprehensive loss - unrealized loss on investments            --             --            (47)
                                                               --------       --------       --------
    Comprehensive loss                                         $   (567)      $ (3,190)      $ (9,939)
                                                               ========       ========       ========

Basic and diluted net loss per share                           $  (0.38)      $  (2.11)      $  (2.87)
                                                               ========       ========       ========
Shares used in calculating basic and diluted
    net loss per share                                            1,504          1,509          3,441
                                                               ========       ========       ========

                               FATBRAIN.COM, INC.
                       (FORMERLY COMPUTER LITERACY, INC.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                   -------------------------------------------------------------------------------------------------

                                          COMMON                PREFERRED                 PREFERRED                  PREFERRED
                                          STOCK                  SERIES A                  SERIES B                   SERIES C
                                    SHARES      AMOUNT      SHARES       AMOUNT       SHARES       AMOUNT       SHARES       AMOUNT
                                   -------------------------------------------------------------------------------------------------
Balances, February 1, 1996            1,504    $      2         117     $     --
Repayment of stockholder note
  receivable
Issuance of Preferred Series B
  (net of issuance costs of $9)                                                         2,280     $      2
Conversion of Preferred Series
  A into Preferred Series B                                    (117)         (--)         155           --
Net loss
                                   -------------------------------------------------------------------------------------------------
Balances, January 31, 1997            1,504           2          --           --        2,435            2
                                   -------------------------------------------------------------------------------------------------
Issuance of Preferred Series B                                                             19           --
Issuance of Preferred Series C
  (net of issuance costs of $5)                                                                                   1,042    $      1
Issuance of Preferred Series D
  (net of issuance costs of $56)
Issuance of stockholder note
  receivable
Exercise of stock options                23          --
Options granted to consultants                       --
Warrants granted to creditor
Net loss
                                   -------------------------------------------------------------------------------------------------
Balances, January 31, 1998            1,527           2          --           --        2,454            2        1,042           1
                                   -------------------------------------------------------------------------------------------------
Repayment of stockholder note
  receivable
Options granted to consultants
Exercise of stock options               116          --
Issuance of Preferred Series E
  (net of issuance costs of $24)
Issuance of common stock in
  Initial Public Offering (net
  of issuance costs of $1,247)        3,450           3
Conversion of preferred stock to
  common in connection with
  Initial Public Offering             6,079           6                                (2,454)          (2)      (1,042)         (1)
Unrealized loss on investments
Net Loss
                                   -------------------------------------------------------------------------------------------------
Balance, January 31, 1999            11,172    $     11          --     $     --           --     $     --           --    $     --
                                   =================================================================================================

                                 ---------------------------------------------------------------------------------------------------
                                                                                                                            TOTAL
                                      PREFERRED           PREFERRED        ADDITIONAL             UNREALIZED                STOCK-
                                       SERIES D            SERIES E          PAID-IN               LOSS ON   ACCUMULATED    HOLDERS'
                                 SHARES      AMOUNT    SHARES     AMOUNT     CAPITAL   WARRANTS  INVESTMENTS   DEFICIT      EQUITY
                                 ---------------------------------------------------------------------------------------------------
Balances, February 1, 1996                                                   $    151                          $   (101)   $     52
Repayment of stockholder note
  receivable                                                                      125                                           125
Issuance of Preferred Series B
  (net of issuance costs of $9)                                                 3,789                                         3,791
Conversion of Preferred Series
  A into Preferred Series B                                                        --                                            --
Net loss                                                                                                           (567)       (567)
                                 --------------------------------------------------------------------------------------------------
Balances, January 31, 1997                                                      4,065                              (668)      3,401
                                 --------------------------------------------------------------------------------------------------
Issuance of Preferred Series B                                                     31                                            31
Issuance of Preferred Series C
  (net of issuance costs of $5)                                                 2,494                                         2,495
Issuance of Preferred Series D
  (net of issuance costs of $56)   1,726    $      2                            7,192                                         7,194
Issuance of stockholder note
  receivable                                                                      (25)                                          (25)
Exercise of stock options                                                           4                                             4
Options granted to consultants                                                      3                                             3
Warrants granted to creditor                                                           $     12                                  12
Net loss                                                                                                         (3,190)     (3,190)
                                 --------------------------------------------------------------------------------------------------
Balances, January 31, 1998         1,726           2                           13,764        12                  (3,858)      9,925
                                 --------------------------------------------------------------------------------------------------
Repayment of stockholder note
  receivable                                                                       25                                            25
Options granted to consultants                                                     19                                            19
Exercise of stock options                                                         129                                           129
Issuance of Preferred Series E
  (net of issuance costs of $24)                           857   $      1       5,498                                         5,499
Issuance of common stock in
  Initial Public Offering (net
  of issuance costs of $1,247)                                                 30,835                                        30,838
Conversion of preferred stock to
  common in connection with
  Initial Public Offering         (1,726)         (2)     (857)        (1)                                                       --
Unrealized loss on investments                                                                    $    (47)                     (47)
Net Loss                                                                                                         (9,892)     (9,892)
                                 --------------------------------------------------------------------------------------------------
Balance, January 31, 1999             --    $     --  $     --   $     --    $ 50,270  $     12   $    (47)    $(13,750)   $ 36,496
                                 ==================================================================================================

                               FATBRAIN.COM, INC.
                       (FORMERLY COMPUTER LITERACY, INC.)
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                Years ended January 31,
                                                                         ------------------------------------
                                                                           1997          1998          1999
                                                                         --------      --------      --------
Cash from operating activities:
   Net loss                                                              $   (567)     $ (3,190)     $ (9,892)
   Adjustments to reconcile net loss to net cash used in operations:
      Depreciation and amortization                                            13           297           648
      Write-off of fixed assets in connection with closing of stores           --            --            61
      Options and warrants granted to consultants and creditor                 --            15            19
      Amortization of premium on investments                                   --            --            44
   Changes in current assets and liabilities:
      Accounts receivable                                                      --           (35)       (1,115)
      Inventories                                                             (96)       (1,145)          479
      Prepaid expenses and other assets                                       (18)         (173)         (826)
      Accounts payable                                                         89         1,680          (622)
      Accrued expenses                                                          5          (117)           85
                                                                         --------      --------      --------
      Net cash used in operations                                            (574)       (2,668)      (11,119)

Cash from investing activities:
      Purchase of property and equipment                                     (140)         (941)       (1,371)
      Purchase of investment securities                                        --            --       (19,616)
      Acquisition of CLBI, net of cash acquired                                --        (4,334)           --
                                                                         --------      --------      --------
      Net cash used in investing activities                                  (140)       (5,275)      (20,987)

Cash from financing activities:
      Repayment of capital lease obligation                                    (2)          (10)          (18)
      Issuance of preferred stock, net                                      3,916         9,695         5,524
      Exercise of stock options                                                --             4           129
      Net proceeds from initial public offering                                --            --        30,838
                                                                         --------      --------      --------
      Net cash provided by financing activities                             3,914         9,689        36,473
                                                                         --------      --------      --------

Net increase in cash and equivalents:                                       3,200         1,746         4,367
      Cash and equivalents at beginning of period                              28         3,228         4,974
                                                                         --------      --------      --------
      Cash and equivalents at end of period                              $  3,228      $  4,974      $  9,341
                                                                         ========      ========      ========

Non-cash investing and financing activities:
      Conversion of preferred stock into common stock                    $     --      $     --      $ 19,268
      Equipment acquired through capital lease transactions              $     42      $     42      $     --
      Sale of preferred stock for note receivable                        $     --      $     25      $     --
      Unrealized loss on investments                                     $     --      $     --      $    (47)
      Cash paid to acquire CLBI, net of cash acquired:
         Assets acquired                                                               $  2,926
         Liabilities assumed                                                             (1,897)
         Excess of purchase price over net assets acquired                                3,095
         Covenant not to compete                                                            210
                                                                                       --------
         Cash paid to acquire CLBI, net of cash acquired                               $  4,334
                                                                                       ========
Supplemental disclosure of cash flow information
       Cash paid for interest                                            $      1      $     74      $      6
       Cash paid for income taxes                                        $      1      $      1      $      1

                               Fatbrain.com, Inc.
                       (formerly Computer Literacy, Inc.)
                          Notes to Financial Statements


1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

     Fatbrain.com, Inc., formerly Computer Literacy, Inc., (the "Company") was incorporated in California in November 1994 and reincorporated in Delaware in May 1998. The Company is an online retailer of professional books, technology based training solutions, product manuals, research reports and other information resources, all of which are targeted to information technology professionals. Business is transacted through the Company's online store, or through one of its two physical retail locations. In March, 1999 the Company changed its name to Fatbrain.com, Inc.

     On May 31, 1997, the Company acquired Computer Literacy Bookshops, Inc. ("CLBI") (see Note 2). The acquisition was accounted for as a purchase. The accompanying financial statements include the operations of CLBI from the date of acquisition.

     In November 1998, the Company sold 3,450,000 common shares in its initial public offering for $30,838,000, net of issuance costs of $1,247,000.

     The Company's fiscal year ends on January 31st. The accompanying financial statements include the years ended January 31, 1997 (fiscal 1997), January 31, 1998 (fiscal 1998) and January 31, 1999 (fiscal 1999).

Reverse Stock Split

     In August 1998, the Board of Directors authorized a four-for-one reverse stock split. All share and per share amounts have been restated to reflect such split.

Cash equivalents

     Cash equivalents are highly liquid debt instruments acquired with an original maturity of three months or less. The recorded carrying amounts of the Company's cash equivalents approximate the fair market value.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, receivables and investments. Risks associated with cash equivalents are mitigated by banking with credit worthy institutions. Risks associated with receivables are mitigated as the Company performs on-going credit evaluations of its customers and requires deposits for sales on credit when deemed necessary. The Company maintains reserves for estimated credit losses. The carrying value of accounts receivable approximates fair value due to their short-term maturity. One customer accounted for 27% of the gross accounts receivable balance at January 31, 1999. No one customer accounted for more than 10% of accounts receivable at January 31, 1998.


     The objective of the Company's investment policy is conservation of capital and maintenance of liquidity until funds are needed for use in business operations. Funds are diversified to minimize risk and the inappropriate concentrations of investments. Under policy guidelines, the following are considered eligible investments: obligations of the U.S. Treasury, U.S. government agencies, certain financial institutions and corporations, as well as investment in money market funds. All investments are limited to those highly rated by outside organizations and derivative instruments are ineligible as investments.

Inventories

     Inventories are valued at the lower of average cost (first in, first out method) or market. The Company's two largest vendors accounted for approximately 59% of the Company's book purchases in fiscal 1999. In fiscal 1998, one such vendor accounted for approximately 30% of the Company's book purchases.

Property and Equipment

     Property and equipment is recorded at cost less accumulated depreciation and amortization. Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life.

Investments

     Investments represent debt securities which are stated at fair value. All investments are classified as available-for-sale securities. Any temporary difference between an investment's amortized cost and its market value is recorded as a separate component of stockholders' equity until such gains or losses are realized. Gains or losses on the sales of securities are determined on a specific identification basis.

Long-lived Assets

     Goodwill arising from the acquisition of Computer Literacy Bookshops, Inc. is amortized over its estimated life of 15 years. Accumulated amortization was approximately $133,000 and $344,000 at January 31, 1998 and 1999, respectively. The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No such impairments have been identified to date. The Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Revenue Recognition

     The Company recognizes revenue from product sales, net of any discounts, when the products are shipped to customers. Outbound shipping charges are included in net sales.

Fair Value of Financial Instruments

     The recorded carrying amounts of the Company's financial instruments, namely cash and equivalents and investments, approximate their value and are based on quoted market prices.

Advertising Costs

     The cost of advertising is expensed as incurred. For the years ended January 31, 1997, 1998 and 1999, the Company incurred advertising expense of approximately $45,000, $920,000 and $3.0 million, respectively.

Product Development

     Product development expenses primarily consist of costs associated with the systems and telecommunications infrastructure, editorial operations and content acquisition. All product development costs have been expensed as incurred.

Income Taxes

     Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes," an approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial and tax reporting. In estimating future tax consequences, management generally considers all expected future events other than enactments of changes in the tax laws or rates. Under the provisions of SFAS No. 109, a valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets recorded will not be recognized.

Stock-Based Compensation

     Stock-based compensation is recognized under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, using the intrinsic value method. Therefore, the Company measures compensation cost for stock options as the difference, if any, between the quoted market price of the Company's stock, at the date of grant, and the price the employee must pay to acquire the stock under its stock option plans. SFAS No. 123 "Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards for stock-based compensation plans. The accounting standards prescribed are optional, although certain pro-forma disclosures are required, and allows for a company to account for stock-based compensation cost under existing accounting rules. The Company accounts for its compensation costs under APB No. 25. The Company has adopted the disclosure requirements of SFAS No. 123.

Net Loss Per Share

      Basic earnings per share ("EPS") for all periods presented is computed by dividing net loss by the weighted average number of common shares outstanding (excluding shares subject to repurchase - see Note 7). Diluted EPS for all periods presented is the same as basic EPS since all potential dilutive securities are excluded as they are anti-dilutive because of the Company's net losses.

Comprehensive Loss

     In fiscal 1999, the Company adopted SFAS No. 130 "Reporting Comprehensive Income," which requires an enterprise to report by major components and as a single total, the change in its net assets during the period from non-shareholder sources. Statements of comprehensive loss for the years ended January 31, 1997, 1998 and 1999 have been included with the Statements of Operations.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial position or results of operations.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include the level of inventory reserves for excess or slow moving inventory, evaluation of goodwill for impairment, accrued expenses and a valuation allowance against net deferred tax assets. Actual results could differ from those estimates.

 2.  ACQUISITION

     On May 31, 1997, the Company completed the acquisition of all of the outstanding capital stock of Computer Literacy Bookshops, Inc., a retailer of computer books, with four stores located in California and Virginia. The purchase price was approximately $5.1 million. The acquisition was accounted for using the purchase method of accounting and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of acquisition. The principal assets acquired and liabilities assumed were cash ($759,000), inventory ($2.4 million), prepaid expenses and other current assets ($272,000), covenant not to compete ($210,000), property and equipment ($142,000), accounts receivable ($119,000), and accounts payable and accrued expenses ($1.9 million). The excess of the purchase price over the net identifiable assets acquired of $3.1 million is being amortized over a 15 year period on a straight-line basis.

 3. PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consists of the following:

                                                 January 31,   January 31,
                                                    1998         1999
                                                 -----------   -----------
                                                       (in thousands)
Computer and office equipment                      $   901      $ 1,595
Software                                               574          952
Leasehold improvements                                 252          232
Furniture and fixtures                                 158          121
                                                   -------      -------
                                                     1,885        2,900
Less accumulated depreciation and amortization        (703)        (803)
                                                   -------      -------
Property and equipment, net                        $ 1,182      $ 2,097
                                                   =======      =======


4.  INVESTMENTS

     The fair value and the amortized cost of investments at January 31, 1999 are presented below. Fair values are based on quoted market prices obtained from the Company's broker. All of the Company's investments are classified as available-for-sale, since the Company intends to sell them as needed for operations. The following table presents the unrealized holding gains and losses related to each category of investment security. The Company did not hold any investments at January 31, 1998.

                                                                  UNREALIZED     UNREALIZED
                                                   AMORTIZED       GAIN ON        LOSS ON           MARKET
                                                      COST       INVESTMENTS     INVESTMENTS        VALUE
                                                  -----------   -------------   -------------      --------
                                                                        (in thousands)
Corporate debt securities                           $ 18,049       $      7        $    (46)       $ 18,010
Debt securities of states and of the U.S. and
political subdivisions of the states                   1,523                             (8)          1,515
                                                    --------       --------        --------        --------
                                                    $ 19,572       $      7        $    (54)       $ 19,525
                                                    ========       ========        ========        ========


     There were no sales or maturities of available for sale investments during the year ended January 31, 1999.

     The short-term investments mature in less than one year and the long-term investments have maturities of one to five years. The final maturity periods of investments at January 31, 1999 are as follows:

                                                               Market value
                                                 --------------------------------------
                                                              Greater than 1
                                                  Within one   year and less
                                                     year       than 5 years     Total
                                                 ------------ ---------------   -------
                                                              (in thousands)
Corporate debt securities                           $ 3,829       $14,181       $18,010
Debt securities of states and of the U.S. and
political subdivisions of the states                  1,515            --         1,515
                                                    -------       -------       -------
                                                    $ 5,344       $14,181       $19,525
                                                    =======       =======       =======

5.  ACCRUED LIABILITIES

    Accrued expenses consist of the following:

                                              January 31,  January 31,
                                                 1998         1999
                                              -----------  -----------
                                                   (in thousands)
Accrued compensation and related benefits       $  420       $  659
Store and mail order credits                       158          184
Accrued sales tax payable                          306           79
Other accrued expenses                             200          247
                                                ------       ------
                                                $1,084       $1,169
                                                ======       ======


6.  LINE OF CREDIT

    In December 1998, the Company's line of credit was increased to $4 million. The line of credit expires in December 1999. Borrowings under the line of credit bear interest at the bank's prime rate (7.75% at January 31, 1999) and are collateralized by substantially all of the Company's assets including certain intellectual property. The line of credit also contains restrictive covenants, including restriction on payment of dividends, a maximum debt to tangible effective net worth ratio, minimum liquidity and minimum quick ratio. The Company was in compliance with these covenants at January 31, 1999. There were no borrowings under this agreement at January 31, 1998 or 1999.

    During fiscal 1998, in connection with the Company's bank line of credit agreement, the Company issued warrants to the bank to purchase up to 20,832 shares of the Company's Series C Preferred Stock at a price of $2.40 per share. These warrants converted to warrants to purchase the Company's common shares at the time of the Company's initial public offering (15,624 shares were exercisable at January 31, 1998 and 1999). The Company recorded expense of approximately $12,000 related to the warrants in fiscal 1998. These warrants expire in May 2002.

7.  STOCKHOLDERS' EQUITY

Common Stock

     At January 31, 1999, the Company had 50,000,000 shares of common stock authorized of which 11,172,259 were issued and outstanding. At January 31, 1999, the Company had reserved shares of common stock for issuance as follows:

                                                          (in thousands)
Issuance under stock option plans                                 3,031
Issuance under employee stock purchase plan                         300
Conversion of warrants                                               21
                                                                  -----
   Total shares reserved                                          3,352
                                                                  =====


1998 Employee Stock Purchase Plan

     In 1998, the Company adopted an Employee Stock Purchase Plan ("the ESPP"). A total of 300,000 shares of common stock are reserved for issuance under the ESPP. Under the ESPP, eligible employees may purchase common stock over certain offering periods through payroll deductions, which may not exceed 15% of the employee's compensation, nor more than 500 shares on any purchase date. Unless the Board of Directors shall determine otherwise, each offering period will run for 24 months commencing on each June 1 and December 1, except that the first offering period commenced on November 19, 1998 and will end on November 30, 2000. The price at which common stock may be purchased under the ESPP is equal to 85% of the fair market value of common stock on the first or last day of the applicable offering period, whichever is lower. No shares have been purchased under the ESPP as of January 31, 1999.

Stock Option Plan

     Under the 1996 Stock Option Plan (the "Plan" or the "1996 Stock Plan"), the Company may grant options to purchase up to 1,215,686 shares of common stock to employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of fair value for nonstatutory stock options. These options generally vest 25% one year from the vest start date and ratably over the next 36 months and expire 10 years from the date of grant. Shares issued upon exercise of options that are unvested are subject to repurchase by the Company upon termination of employment or services. There were 2,188 shares issued under the 1996 Stock Plan and outstanding at January 31, 1999 that were subject to repurchase. Upon adoption of the 1998 Omnibus Equity Incentive Plan (the "1998 Plan"), the Company transferred all shares available for grant under the Plan to the 1998 Plan.

     The 1998 Omnibus Equity Incentive Plan was adopted by the Board of Directors on July 13, 1998 and became effective on November 19, 1998. The Company has reserved 3,000,000 shares, plus the aggregate number of shares remaining available for issuance under the 1996 Stock Plan, for issuance under the 1998 Plan. As of January 31, 1999, no options had been granted under the 1998 Plan and 3,030,752 shares are available for option grant.

Option activity under the 1996 Stock Option Plan and 1998 Omnibus Equity Incentive Plan is as follows (shares in thousands):


                                                                                      Number of    Weighted Average
                                                                                    Shares (000's)  Exercise Price
                                                                                    -------------- ----------------
Outstanding, February 1, 1996                                                               --              --
  Options granted (weighted average fair value of $0.03 per share)                         277        $   0.18
                                                                                      --------        --------
Outstanding, January 31, 1997 (8 vested at a weighted average price of $0.18)              277            0.18
  Options granted (weighted average fair value of $0.09 per share)                         795            0.57
  Options exercised                                                                        (23)          (0.18)
  Options canceled                                                                        (183)          (0.26)
                                                                                      --------        --------
Outstanding, January 31, 1998 (118 vested at a weighted average price of $0.28)            866            0.52
  Options granted (weighted average fair value of $0.88 per share)                         431            5.24
  Options exercised                                                                       (116)          (1.12)
  Options canceled                                                                        (135)          (1.05)
                                                                                      --------        --------
Outstanding, January 31, 1999 (284 vested at a weighted average price of $0.61)          1,046        $   2.33
                                                                                      ========        ========

At January 31, 1997 and 1998, approximately 33,000 and 118,000 options were vested, respectively.

     Additional information regarding options outstanding as of January 31, 1999 is as follows:


                                    Options Outstanding                             Options Vested
                      ----------------------------------------------        ----------------------------
                                         Weighted
                                          Average           Weighted                            Weighted
                                         Remaining          Average                             Average
   Range of             Number of       Contractual         Exercise          Number of         Exercise
Exercise Price        Shares (000's)     Life (Yrs)          Price          Shares (000's)       Price
--------------------------------------------------------------------        ----------------------------
        $0.18                284               8.0          $   0.18               138          $   0.18
        $0.24                245               8.5          $   0.24               100          $   0.24
  $0.72-$3.40                292               9.0          $   2.19                40          $   1.96
  $6.00-$8.00                225               9.5          $   7.47                 6          $   8.00
--------------------------------------------------------------------          --------------------------
  $0.18-$8.00              1,046               8.7          $   2.33               284          $   0.61
====================================================================          ==========================


Additional Stock Plan Information

     As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, " Accounting for Stock Issued to Employees," and its related Interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements granted at fair value.

     SFAS No. 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net loss and net loss per share had the Company adopted the fair value method as of the beginning of fiscal 1997. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and the expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum value option pricing model (no options were granted subsequent to the Company's initial public offering) with the following weighted average assumptions: expected life, 48 months following the grant; risk-free interest rate of 5.5% for fiscal 1997, 1998 and 1999; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1997, 1998 and 1999 awards had been amortized to expense over the vesting period of the awards, pro-forma net loss would have been approximately $575,000 ($0.38 per share), $3,300,000 ($2.19 per share) and $9,950,000 ($2.89 per share) in fiscal 1997, 1998 and 1999, respectively.

     During fiscal 1998 and 1999 the Company granted 29,301 and 16,151 options to consultants and directors at exercise prices ranging from $0.18 to $8.00 per share, and recorded expense of approximately $3,000 and $19,000, respectively.

8.  INCOME TAXES

    The Company's deferred tax balances at January 31, 1998 and 1999 consist of the following:

                                            Year ended January 31,
                                           -------------------------
                                            1998               1999
                                           -------           -------
                                                (in thousands)
Net operating loss carryforwards           $ 1,043           $ 4,873
Expenses not currently deductible              246               537
Other                                          129                26
                                           -------           -------
                                             1,418             5,436
Valuation allowance                         (1,418)           (5,436)
                                           -------           -------
Net deferred tax asset                     $    --           $    --
                                           =======           =======

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has established a valuation allowance of $1,418,000 and $5,436,000 as of January 31, 1998 and 1999, respectively, due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

     At January 31, 1999 the Company had federal and state net operating loss carryforwards of approximately $12,028,000 and $7,495,000 which expire beginning in 2011 and in 2004, respectively.

     The extent to which the loss carryforwards can be used to offset future taxable income may be limited depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987.

9.  COMMITMENTS AND CONTINGENCY

  Lease Commitments

     At January 31, 1998 and 1999, the Company leased equipment with a cost of $84,000 under capital leases. Accumulated amortization was approximately $14,000 and $37,000 for the fiscal years 1998 and 1999, respectively.

     The Company currently leases office and warehouse space, retail store space and equipment under noncancelable operating leases which expire on various dates through 2003. Rental expense under operating lease agreements, net of sublease income, for the years ended January 31, 1997, 1998 and 1999 was approximately $18,000, $390,000, and $612,000, respectively.

     Future minimum lease commitments under noncancelable capital and operating leases and service agreements as of January 31, 1999 are as follows (in thousands):

   Years ending                                       Operating         Capital
    January 31,                                         Leases          Leases
------------------                                    ----------       ---------
2000                                                    $  438          $   25
2001                                                       351              25
2002                                                       272              11
2003                                                        75              --
2004                                                        21              --
                                                        ------          ------
     Total minimum lease payments                       $1,157              61
                                                        ======
Less: amount representing interest                                          (8)
                                                                        ------
Present value of future minimum lease payments                              53
Current portion                                                            (18)
                                                                        ------
Long-term lease obligations                                             $   35
                                                                        ======

     In February 1999 the Company entered into a seven (7) year lease agreement for its Company headquarters. The new building is 64,750 square feet, and is located in Santa Clara, California. The Company expects to occupy approximately 50,000 square feet, with the remainder under sublease. The lease term will commence on May 1st, 1999, or upon substantial completion of the building. Assuming the building is completed May 1st, 1999, future minimum lease commitments under the new lease are as follows: fiscal 2000: $816,000; fiscal 2001: $1.1 million; fiscal 2002: $1.1 million; fiscal 2003: $1.2 million; fiscal 2004: $1.2 million; and thereafter: $2.9 million.

Purchase commitments

     In March 1999, the Company entered into a revised agreement with CBT Systems, Ltd. ("CBT"). The agreement requires that the Company make a $2,250,000 minimum purchase commitment of CBT training products, as follows: fiscal 2000:
$415,000; fiscal 2001: $430,000; fiscal 2002: $470,000; and fiscal 2003:
$635,000. In fiscal 1999, the Company made payments of $300,000 towards this commitment.

10. EMPLOYEE BENEFIT PLANS

     As a result of the acquisition of Computer Literacy Bookshops, Inc., the Company had a money purchase pension plan, under which the Company contributed to the plan an amount equal to 10% of the employees' annual compensation through June 30, 1997. The Company terminated the money purchase pension plan effective June 28, 1998. The effect of the termination did not have a material adverse effect on the Company's financial position or results of operations.

     Effective November 1997, the Company adopted the Computer Literacy, Inc. 401(k) Plan (the "401(k) Plan") that qualifies as a deferred salary arrangement under Section 401 of the Internal Revenue Code. All full-time equivalent employees, over 21 years of age, are eligible and may participate in the 401(k) Plan one year subsequent to their hire date. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed 15% of their total compensation. Effective January 1, 1999, the Company revised the plan such that all full-time equivalent employees, over 21 years of age, are eligible and may participate in the 401(k) Plan six months subsequent to their hire date. The Company matches 50% for the first 4% contributed by the employee. The total Company contribution was $7,000 for fiscal 1998 and $31,000 fiscal 1999.

11.  CLOSURE OF RETAIL STORES

      In September 1998, the Company closed its retail store in Cupertino, California. Total revenues for the Cupertino store for fiscal years ended January 31, 1998 and 1999 were $947,000 and $849,000, respectively. In December 1998, the Company closed its retail store in Vienna, Virginia. Total revenues for the Vienna store for the fiscal years ended January 31, 1998 and 1999 were $1.2 million and $1.5 million, respectively. The Company does not expect that the closing of these stores will have a material impact on future operations, and the Company does not expect to incur any significant loss from the closure of these stores.

12. SEGMENT INFORMATION

     On January 31, 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments in annual financial statements, along with related disclosures about products and services, geographic areas, and major customers. The information for fiscal 1997 and 1998 has been reclassified from the prior year's presentation to conform to the fiscal 1999 presentation.

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker. By this definition, Fatbrain.com has two operating segments, internet commerce and retail stores, which are differentiated based on the methods used to distribute product. For the internet commerce segment, products are ordered via the Company's web site and mailed directly to the customer through the Company's distribution system. The retail stores maintain inventory within the store in a traditional retail environment. Unallocated revenues are generated primarily from trade shows. Both segments had similar product offerings in fiscal 1999.

     The Company evaluates segment performance based on gross profit. The Company does not analyze the segments individually below the gross profit line. Direct operating expenses are those directly related to the operating segment (e.g. direct salaries, rent, etc.) and exclude all corporate office expenses. Segment assets are not presented as all assets of the Company are commingled and are not available by segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

SEGMENT CONTRIBUTION

                                                          Years ended January 31,
                                                 ----------------------------------------
                                                   1997            1998            1999
                                                 --------        --------        --------
                                                             (in thousands)
Revenues (1):
  Internet commerce                              $    180        $  3,021        $ 10,662
  Retail stores                                        --           7,143           9,008
  Unallocated                                          --             784             110
                                                 --------        --------        --------
     Consolidated net revenues                        180          10,948          19,780

Gross profit (1):
  Internet commerce                                    30             832           2,229
  Retail stores                                        --           2,464           3,128
  Unallocated                                          --             247              23
                                                 --------        --------        --------
      Consolidated margin                              30           3,543           5,380

Contribution (2):
  Internet commerce                                    25             332            (283)
  Retail stores                                        --           1,078             744
  Unallocated                                          --              38              (4)
                                                 --------        --------        --------
      Consolidated contribution                  $     25        $  1,448        $    457
                                                 ========        ========        ========

(1) The presentation of revenues and gross profit is consistent with the Company's internal presentation of financial information to management.

(2)  Contribution is defined as gross profit, less direct operating expenses.

RECONCILIATION OF CONTRIBUTION TO NET LOSS

Consolidated Contribution                        $     25        $  1,448        $    457

Interest income, net                                   55              (7)            413

Indirect expenses                                    (647)         (4,631)        (10,762)
                                                 --------        --------        --------
Net loss                                         $   (567)       $ (3,190)       $ (9,892)
                                                 ========        ========        ========


GEOGRAPHIC INFORMATION

     International sales, measured as shipments to addresses outside the United States were $60,000 for the year ended January 31, 1997, or 33% of total revenues. For the year ended January 31, 1998, international sales were less than 10% of total revenues. For the year ended January 31, 1999, international sales were 11% of total revenue. No foreign country or geographical area accounted for more than 10% of revenue in any of the periods presented.

MAJOR CUSTOMERS

     No individual customer accounted for 10% or more of the Company's consolidated revenues for fiscal years 1997, 1998 or 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

Certain information required by Part III is omitted from this Report in that the registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          The information required by this item is incorporated by reference to the registrant's Proxy Statement.

ITEM 10.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the registrant's Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is incorporated by reference to the registrant's Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference to the registrant's Proxy Statement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          The information required by this Item is incorporated by reference to the registrant's Proxy Statement except that the following exhibits are filed as part of this Report:

               23.1 - Independent Auditors' Consent

               27.01 - Financial Data Schedule

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 1999.

                                        FATBRAIN.COM, INC.



                                        By /s/ CHRIS MACASKILL
                                           -------------------------------------
                                               Chris MacAskill
                                               Chief Executive Officer



                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chris MacAskill, as his true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                           TITLE                               DATE
/s/ CHRIS MACASKILL                 Chief Executive Officer
------------------------------      Chairman of the Board             4/16/99
Chris MacAskill

/s/ PETER G. BODINE                 Director
------------------------------                                        4/16/99
Peter G. Bodine

/s/ ALAN S. FISHER                  Director
------------------------------                                        4/16/99
Alan S. Fisher

/s/ TOD H. FRANCIS                  Director
------------------------------                                        4/16/99
Tod H. Francis

/s/ DAVID C. SCHWAB                 Director
------------------------------                                        4/16/99
David C. Schwab

/s/ PETER C. WENDELL                Director
------------------------------                                        4/16/99
Peter C. Wendell

/s/ DONALD P. ALVAREZ               Vice President of Finance and
------------------------------      Chief Financial Officer           4/16/99
Donald P. Alvarez

                               INDEX TO EXHIBITS

Exhibit
Number                             Description
------                             -----------
23.1      -         Independent Auditors' Consent

27.01     -         Financial Data Schedule