Form 10QSB
period 1999-04-30
FATBRAIN COM INC
filed 1999-06-10
CIK 1066010

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____


                         Commission file number 0-24871

                                  FATBRAIN.COM
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


                                 (408) 541-2020
                (Issuer's telephone number, including area code)



        Indicate by check X whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                      (1)        Yes       [X]                No       [ ]
                      (2)        Yes       [X]                No       [ ]

        As of April 30, 1999 there were 11,251,939 shares of the Registrant's common stock outstanding.

================================================================================

                               FATBRAIN.COM, INC.

                                   FORM 10-QSB

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                          PAGE
                                                                                          ----
Item 1.    Financial Statements............................................................ 3

           Condensed Balance Sheets at January 31, 1999 and April 30, 1999................. 3

           Condensed Statements of Operations and Comprehensive Loss for the Quarters
           ended April 30, 1998 and April 30, 1999 ........................................ 4

           Condensed Statements of Cash Flows for the Quarters ended April 30, 1998 and April 30, 1999.............................................................. 5

           Notes to Condensed Financial Statements......................................... 6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations...................................................................... 8


PART II.   OTHER INFORMATION...............................................................23

Item 1.    Legal Proceedings...............................................................23

Item 2.    Changes in Securities and Use of Proceeds.......................................23

Item 3.    Defaults upon Senior Securities.................................................23

Item 4.    Submission of Matters to a Vote of Security Holders.............................23

Item 5.    Other Information...............................................................23

Item 6.    Exhibits and Reports on Form 8-K................................................23

SIGNATURES ................................................................................24

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                               FATBRAIN.COM, INC.
                            CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                 January 31,     April 30,
                                                                    1999           1999
                                                                 -----------    -----------
ASSETS                                                                          (unaudited)
Current assets:
    Cash and equivalents                                          $  9,341       $  6,922
    Short-term investments                                           5,344          1,033
    Accounts receivable, net of allowance of $161 and $210           1,268          1,368
    Inventories                                                      3,204          5,492
    Prepaid expenses and other current assets                        1,068          1,767
                                                                  --------       --------
      Total current assets                                          20,225         16,582

Property and equipment, net                                          2,097          3,383
Investments                                                         14,181         14,108
Goodwill, net                                                        2,751          2,700
Other assets                                                           360            412
                                                                  --------       --------
      Total assets                                                $ 39,614       $ 37,185
                                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                              $  1,896       $  4,205
    Accrued expenses                                                 1,169          1,593
    Current portion of capital lease obligations                        18             18
                                                                  --------       --------
      Total current liabilities                                      3,083          5,816
Capital lease obligations                                               35             31
                                                                  --------       --------
      Total liabilities                                              3,118          5,847
Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000 authorized,
      none issued and outstanding                                     --             --
    Common stock, $0.001 par value, 50,000 and 50,000
      shares authorized, 11,172 and 11,252 shares issued and
      outstanding at January 31, 1999 and April 30, 1999,
      respectively                                                      11             11
    Additional paid-in capital                                      50,270         50,326
    Warrants                                                            12             12
    Unrealized loss on investments                                     (47)           (51)
    Accumulated deficit                                            (13,750)       (18,960)
                                                                  --------       --------
      Total stockholders' equity                                    36,496         31,338
                                                                  --------       --------
      Total liabilities and stockholders' equity                  $ 39,614       $ 37,185
                                                                  ========       ========


           See accompanying notes to condensed financial statements.

                               FATBRAIN.COM, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (in thousands, except per share data)

                                                               Quarter ended April 30,
                                                               -----------------------
                                                                 1998           1999
                                                               --------       --------
Revenues:                                                            (unaudited)
     Online                                                    $  1,761       $  4,491
     Retail and other                                             2,633          1,652
                                                               --------       --------
        Total revenues                                            4,394          6,143
Cost of revenues:
     Online                                                       1,326          3,643
     Retail and other                                             1,688          1,071
                                                               --------       --------
        Total cost of revenues                                    3,014          4,714
                                                               --------       --------
Gross profit                                                      1,380          1,429
Operating expenses:
     Sales and marketing                                          1,986          4,670
     Development and engineering                                    554          1,120
     General and administrative                                     543          1,178
                                                               --------       --------
        Total operating expenses                                  3,083          6,968
                                                               --------       --------
Loss from operations                                             (1,703)        (5,539)
Interest, net                                                        32            329
                                                               --------       --------
Net loss                                                         (1,671)        (5,210)
Other comprehensive loss - unrealized loss on investments          --               (4)
                                                               --------       --------
Comprehensive loss                                             $ (1,671)      $ (5,214)
                                                               ========       ========
Basic and diluted net loss per share                           $  (1.09)      $  (0.46)
                                                               ========       ========
Shares used in calculating basic and diluted
    net loss per share                                            1,527         11,225
                                                               ========       ========


           See accompanying notes to condensed financial statements.

                               FATBRAIN.COM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         Quarter ended April 30,
                                                                         -----------------------
                                                                           1998           1999
                                                                         --------       --------
Cash from operating activities:                                                (unaudited)
   Net loss                                                               $(1,671)      $(5,210)
   Adjustments to reconcile net loss to net cash used in operations:
      Depreciation and amortization                                           107           235
      Options and warrants granted to consultants and creditor                  5          --
      Amortization of premium on investments                                 --              91
   Changes in current assets and liabilities:
      Accounts receivable                                                    (393)         (100)
      Inventories                                                             326        (2,288)
      Prepaid expenses and other assets                                        63          (762)
      Accounts payable                                                     (1,047)        2,309
      Accrued expenses                                                         (8)          424
                                                                          -------       -------
      Net cash used in operations                                          (2,618)       (5,301)

Cash from investing activities:
      Purchase of property and equipment                                     (243)       (1,459)
      Sale of investments                                                    --           4,289
                                                                          -------       -------
      Net cash (used in)/provided by investing activities                    (243)        2,830

Cash from financing activities:
      Repayment of capital lease obligation                                    (4)           (4)
      Issuance of preferred stock, net                                         25
      Exercise of stock options                                              --              56
                                                                          -------       -------
      Net cash provided by financing activities                                21            52
                                                                          -------       -------

Net decrease in cash and equivalents:                                      (2,840)       (2,419)
      Cash and equivalents at beginning of period                           4,974         9,341
                                                                          -------       -------
      Cash and equivalents at end of period                               $ 2,134       $ 6,922
                                                                          =======       =======

Non-cash investing activity:
      Unrealized loss on investments                                         --              (4)

Supplemental disclosure of cash flow information:
      Cash paid for interest                                                    2             1
      Cash paid for income tax                                               --            --


           See accompanying notes to condensed financial statements.

                               FATBRAIN.COM, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    Description of Business and Basis of Presentation

        Fatbrain.com, Inc., formerly Computer Literacy, Inc., (the "Company") was incorporated in California in November 1994 and reincorporated in Delaware in May 1998. The Company is an online retailer of professional books, technology based training solutions, product manuals, research reports and other information resources, all of which are targeted to business and technical professionals. Business is transacted through the Company's online store or through its two physical retail locations. On March 29, 1999, the Company changed its name to Fatbrain.com, Inc.

    Unaudited Interim Financial Information

        The condensed financial statements of Fatbrain.com, Inc. included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the quarters ended April 30, 1998 and April 30, 1999. These financial statements should be read in conjunction with the Company's audited financial statements as of January 31, 1999 and for the year then ended and notes thereto included in the Company's April 16, 1999 filing on Form 10-KSB. The results of operations for the quarter ended April 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending January 31, 2000.

2.  COMMITMENTS AND CONTINGENCIES

        In April 1999 the Company entered into a three (3) year sub-lease for a 40,000 square foot distribution facility in Erlanger, Kentucky. The Company will occupy approximately 20,000 square feet of the facility and plans to sub-lease the remaining 20,000 square feet for one to two years. Future minimum lease commitments under the new lease are as follows: fiscal 2000:
    $110,000; fiscal 2001: $175,000; fiscal 2002: $181,000; and fiscal 2003:
    $30,000.

3.  SEGMENT INFORMATION

         On January 31, 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments in annual financial statements, along with related disclosures about products and services, geographic areas, and major customers. The information for the quarter ended April 30, 1998 has been reclassified from the prior year's presentation to conform to the presentation for the quarter ended April 30, 1999.

             Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker. By this definition, Fatbrain.com has three operating segments: internet commerce, retail stores, and online advertising. The segments presented here are those that were presented in the Company's filing on form 10-KSB for the year ended January 31, 1999, with the addition of the online advertising segment. These segments are differentiated based upon one of two criteria: the methods used to distribute product, or the nature of the product or service provided. For the internet commerce segment, products are ordered via the Company's web site and mailed directly to the customer through the Company's distribution system. The retail stores maintain inventory within the store in a traditional retail environment. These operating segments had similar product offerings in the quarter ended April 30, 1999. The online advertising segment generates revenue through the sale of advertising space on the Company's website. The Company began generating online advertising revenues in the quarter ended April 30, 1999. Unallocated revenues are generated primarily from trade shows and book fairs.

    The Company evaluates segment performance based on gross profit. The Company does not analyze the segments individually below the gross profit line. Direct operating expenses are those directly related to the operating segment (for example, direct salaries, rent, etc.) and exclude all corporate office expenses. Segment assets are not presented as all assets of the Company are commingled and are not available by segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

SEGMENT CONTRIBUTION

                                          QUARTER ENDED APRIL 30,
                                          1998              1999
                                         -------           -------
                                              (in thousands)
Revenues (1):
  Internet commerce                      $ 1,761           $ 4,206
  Retail stores                            2,630             1,619
  Online advertising                          --               285
  Unallocated                                  3                33
                                         -------           -------
     Consolidated net revenues             4,394             6,143

Gross profit (1):
  Internet commerce                          435               563
  Retail stores                              965               569
  Online advertising                          --               285
  Unallocated                                (20)               12
                                         -------           -------
      Consolidated margin                  1,380             1,429

Contribution (2):
  Internet commerce                           27              (644)
  Retail stores                              321               167
  Online advertising                          --               285
  Unallocated                                (21)               (9)
                                         -------           -------
      Consolidated contribution          $   327           $  (201)
                                         =======           =======

(1) The presentation of revenues and gross profit is consistent with the Company's internal presentation of financial information to management.

(2) Contribution is defined as gross profit, less direct operating expenses.

RECONCILIATION OF CONTRIBUTION TO NET LOSS

Consolidated Contribution                $   327           $  (201)
Interest income, net                          32               329
Indirect expenses                         (2,030)           (5,338)
                                         -------           -------
Net loss                                 $(1,671)          $(5,210)
                                         =======           =======

    Geographic information. International sales, measured as shipments to addresses outside the United States were 8% of total revenues for the quarter ended April 30, 1998 and 12% of total revenues for the quarter ended April 30, 1999. No foreign country or geographical area accounted for more than 10% of revenue in any of the periods presented.

    Major customers. No individual customer accounted for 10% or more of the Company's consolidated revenues for the quarters ended April 30, 1998 and 1999.

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

OVERVIEW

        Fatbrain.com is the leading online retailer of information resources singularly focused on technical and business professionals. With over 300,000 information resource titles from more than 8,000 publishers, Fatbrain.com offers its customers online access to a broad and comprehensive selection of technical and professional books, technology based training solutions, product manuals, research reports and other information resources. In addition to the Company's extensive product offering, Fatbrain.com's online store features authoritative and compelling content, competitive pricing, an easy-to-use navigational interface and a variety of value-added services. The Company also operates two physical retail stores that complement its online business by generating increased online traffic and creating cross-promotional opportunities, thereby providing a profitable means of customer acquisition.

        Incorporated in November 1994, the Company (formerly Computer Literacy, Inc.) began selling technical books in February 1996, technology based training solutions in January 1998, product manuals in May 1998, research reports in June 1998, and professional resources for the engineering, science, mathematics and financial services industries in March 1999. Fatbrain.com generates revenues from sale of these products through its online store, certain co-branded corporate online stores and its two retail locations as well as through trade shows and book fairs. The Company recognizes revenue from its online store upon shipment and, from its physical retail stores, trade shows and book fairs, at the time of sale. In the quarter ended April 30, 1999, the Company generated additional revenue by selling advertising space on its web site.

        Cost of revenues includes costs of products and inbound and outbound freight. These costs may vary as a percentage of total revenues in any given period due to a number of factors, including increased price competition, varied levels of cooperative advertising dollars received from certain publishers of books, changes in the size and timing of discounts and other promotional activities, and changes in product mix. For the quarter ended April 30, 1998 and the quarter ended April 30, 1999, the Company purchased approximately 38% and 40%, respectively, of its books from Ingram, an indirect reseller. Although the primary advantage associated with purchasing from Ingram is just in time inventory management, the Company believes it will make a larger number of its purchases directly from publishers as its sales volume increases, thereby enabling the Company to take advantage of favorable volume discounts. For the quarter ended April 30, 1999 the Company purchased approximately 20% of its books from Pearson Education Division.

        Since inception, the Company has incurred significant net operating losses and expects to incur additional net operating losses for the foreseeable future. There can be no assurance that the Company will achieve profitability or that, if profitability is achieved, it will be sustained. As of April 30, 1999, the Company had an accumulated deficit of $19.0 million. The Company believes that its success will depend in large part on its ability to enhance its customers' online shopping experience, expand corporate relationships, build brand awareness, encourage customer loyalty, capitalize on the market for information resources, establish and leverage supplier relationships, maintain its technical focus and expand its expertise in the engineering, science, mathematics and financial services industries. Accordingly, the Company intends to invest heavily in marketing and promotion, its direct sales and telesales organizations, and infrastructure development. There can be no assurance that such expenditures will result in increased revenues or customer growth. Additionally, while in recent periods the Company has experienced significant growth in revenues, its customer base and repeat customer revenue, such growth rates are not sustainable, will decrease in the future and are not indicative of actual growth rates that the Company may experience. In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company believes that period-to-period comparisons of its operating results, including the Company's operating expenses as a percentage of total revenues, are not necessarily meaningful and should not be relied upon as an indication of future performance. See "Risk Factors -- Limited Operating History; Accumulated Deficit; Anticipated Losses."

RESULTS OF OPERATIONS

        The following table presents the Company's results of operations as a percentage of total revenues for the periods indicated.

                                        Quarter ended April 30,
                                        -----------------------
                                         1998            1999
                                        ------          -------
Revenues:
     Online                               40.1%           73.1%
     Retail and other                     59.9            26.9
                                        ------          ------
        Total revenues                   100.0           100.0
Cost of revenues (1):
     Online                               75.3            81.1
     Retail and other                     64.1            64.8
                                        ------          ------
        Total cost of revenues            68.6            76.7
                                        ------          ------
Gross profit                              31.4            23.3
Operating expenses:
     Sales and marketing                  45.2            76.1
     Development and engineering          12.6            18.2
     General and administrative           12.4            19.2
                                        ------          ------
        Total operating expenses          70.2           113.5
                                        ------          ------
   Loss from operations                  (38.8)          (90.2)
   Interest, net                           0.7             5.4
                                        ------          ------
   Net loss                              (38.0)%         (84.8)%
                                        ======          ======

(1) Cost of online revenue and cost of retail and other revenue are shown as a percentage of related online revenue and retail and other revenue, respectively.

QUARTER ENDED APRIL 30, 1998 COMPARED TO QUARTER ENDED APRIL 30, 1999

        Online Revenue. Online revenue is comprised of revenue from online sales of information resources, associated outbound shipping charges, net of returns and, to a lesser extent, the sale of advertising space on the Company's web site. Online revenue increased from $1.8 million, or 40.1% of total revenues in the quarter ended April 30, 1998, to $4.5 million, or 73.1% of total revenues in the quarter ended April 30, 1999 primarily as a result of significant increases in the customer base (from 29,115 to 103,057), and repeat purchases from the Company's existing customers.

        International sales represented approximately 19% and 17% of online revenue for the quarter ended April 30, 1998 and the quarter ended April 30, 1999, respectively.

        Retail and Other Revenue. Retail and other revenue is comprised primarily of revenue generated by the Company's physical retail stores and, to a lesser extent, by trade shows and book fairs. Retail and other revenue decreased from $2.6 million, or 59.9% of total revenues for the quarter ended April 30, 1998, to $1.7 million, or 26.9% of total revenues in the quarter ended April 30, 1999 primarily as a result of an increased focus of our sales and marketing on the online business, as well as the closure of two retail stores, located in Cupertino, California and Vienna, Virginia, at the end of fiscal 1999. The Company periodically evaluates the location and productivity of its retail stores and may close, consolidate or relocate stores as conditions warrant. Any closure, consolidation or relocation of a retail store is likely to decrease retail and other revenue.

        Cost of Online Revenue. Cost of online revenue is comprised primarily of the cost of merchandise sold through the Company's online store and associated inbound and outbound shipping costs. Cost of online revenue increased from $1.3 million, or 75.3% of online revenue for the quarter ended April 30, 1998, to $3.6 million, or 81.1% of online revenue in the quarter ended April 30, 1999. The increase in absolute dollars was attributable to increased online sales volume.

        Cost of Retail and Other Revenue. Cost of retail and other revenue is comprised of the cost of merchandise sold through the Company's retail stores and at trade shows and book fairs and includes associated inbound and outbound shipping costs. Cost of retail and other revenue decreased from $1.7 million, or 64.1% of retail and other revenue in the quarter ended April 30, 1998, to $1.1 million, or 64.8% of retail and other revenue in the quarter ended April 30, 1999 primarily as a result of the decrease in retail and other sales.

        Gross Profit. Gross profit as a percentage of total revenues decreased from 31.4% in the quarter ended April 30, 1998 to 23.3% in the quarter ended April 30, 1999. The percentage decrease was primarily a result of the increase in online sales as a percent of total revenues, as well as the implementation by the Company of an online competitive pricing policy. The Company has offered, and expects to continue to offer in the foreseeable future, discounts on various product offerings to encourage new customers and online traffic. Such pricing pressure is likely to reduce gross margins in the future but may be partially offset by the change in mix of products sold towards higher margin technology based training materials, product manuals and research reports.

        Sales and Marketing Expenses. Sales and marketing expenses consist of direct expenses associated with the Company's retail stores, as well as advertising, promotional and public relations expenditures, payroll and related expenses for personnel engaged in corporate sales, marketing and fulfillment. Sales and marketing expenses increased from $2.0 million, or 45.2% of total revenues in the quarter ended April 30, 1998, to $4.7 million, or 76.1% of total revenues in the quarter ended April 30, 1999. The increase in absolute dollars was primarily attributable to the expansion of the Company's online store and its direct sales force, plus an increase in advertising, branding, public relations and other promotional expenditures to support the Company's name change. Further, the increase was also due to the increased personnel and related expenses required to implement the Company's marketing strategy and fulfill customer demand. The Company intends to pursue aggressive branding, marketing and telesales campaigns to generate increased online traffic and acquire customers. Accordingly, the Company expects sales and marketing expenses to increase in absolute dollars for the foreseeable future, but decrease as a percentage of total revenues as total revenues increase.

        Development and Engineering Expenses. Development and engineering expenses primarily consist of costs associated with systems and telecommunications infrastructure, editorial operations and content acquisition. Development and engineering expenses increased from $554,000, or 12.6% of total revenues in the quarter ended April 30, 1998, to $1.1 million, or 18.2% of total revenues in the quarter ended April 30, 1999. The increase in absolute dollars was primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of the Company's online store and transaction-processing systems, as well as increased investments in systems and telecommunications infrastructure. To date, all development and engineering costs have been expensed as incurred. The Company believes that continued investment in systems and infrastructure development is critical to attaining its strategic objectives and, as a result, expects development and engineering expenses to increase significantly in absolute dollars for the foreseeable future, but decrease as a percentage of total revenues as total revenues increase.

        General and Administrative Expenses. General and administrative expenses consist of payroll and related costs associated with executive, accounting and administrative personnel, recruiting, professional service fees and other general corporate expenses. General and administrative expenses increased from $543,000, or 12.4% of total revenues in the quarter ended April 30, 1998, to $1.2 million or 19.2% of total revenues in the quarter ended April 30, 1999. This increase in absolute dollars was primarily due to increased salaries and related expenses associated with the hiring of additional personnel and increases in professional fees. The Company expects general and administrative expenses to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the expansion of its business and the costs resulting from being a public company, but decrease as a percentage of total revenues as total revenues increase.

        Interest, Net. Net interest income increased from $32,000 in the quarter ended April 30, 1998, to $329,000 in the quarter ended April 30, 1999 due to interest earned on the remaining proceeds from the Company's initial public offering in November 1998.

RECENT DEVELOPMENTS


        In April 1999 the Company entered into a three (3) year sub-lease for a 40,000 square foot distribution facility in Erlanger, Kentucky. The Company will occupy approximately 20,000 square feet of the facility and plans to sub-lease the remaining 20,000 square feet for one to two years. Future minimum lease commitments under the new lease are as follows: remaining fiscal 2000: $110,000; fiscal 2001: $175,000; fiscal 2002: $181,000; and fiscal 2003; $30,000. The
Company moved the warehousing and fulfillment of orders to Kentucky in May 1999 in order to be closer to certain publishers, wholesalers, distributors and delivery services. At the same time the Company moved from a manual distribution process to a software supported solution from Manhattan Associates, PKMS Warehouse Management System.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has financed its operations primarily through private sales of preferred stock which totaled approximately $19.3 million (net of issuance costs), and public sale of common stock in its initial public offering in November 1998 which totaled approximately $30.8 million net of issuance costs.

        Net cash used in operating activities was $2.6 million in the quarter ended April 30, 1998 and $5.3 million in the quarter ended April 30, 1999. Cash used in operating activities in the quarter ended April 30, 1998 was primarily attributable to a net loss of $1.7 million and increases of $393,000 in accounts receivable, and decreases of $1.0 million in accounts payable, partially offset by a decrease of $326,000 in inventories, as well as depreciation and amortization. For the quarter ended April 30, 1999, cash used in operating activities primarily resulted from a net loss of $5.2 million plus increases of $2.3 million in inventories, and $762,000 in prepaid expenses and other assets, offset by increases in accounts payable and accrued expenses of $2.3 million and $424,000, respectively, as well as depreciation and amortization of $235,000.

        Net cash used in investing activities was $243,000 in the quarter ended April 30, 1998, and was attributable to purchases of property and equipment. Net cash provided by investing activities was $2.8 million in the quarter ended April 30, 1999. Net cash provided by investing activities was attributable to $4.3 million in sales of investments, offset by $1.5 million used to purchase property and equipment.

        Cash provided by financing activities was $21,000 in the quarter ended April 30, 1998 and $52,000 in the quarter ended April 30, 1999. The Company has a $4.0 million line of credit which expires on December 31, 1999. As of April 30, 1999, the Company has no borrowings outstanding under its line of credit.

        As of April 30, 1999 the Company had $6.9 million of cash and equivalents. As of that date, the Company's principal commitments consisted of obligations outstanding under an agreement with CBT Systems, Ltd. and operating and capital leases. Although the Company has no material long-term commitments for capital expenditures, it anticipates a substantial increase in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

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

LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; ANTICIPATED LOSSES

        We were incorporated in November 1994 to develop an online retail strategy and we began selling information resources, initially consisting of technical books, through our online store on the World Wide Web (the "Web") in February 1996. We expanded our product offerings to include training materials in January 1998, product manuals in May 1998, research reports in June 1998 and professional resources for the engineering, science, mathematics and financial services industries in March 1999. Accordingly, we have a very limited operating history from which to evaluate our business and prospects.

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

            -   Changes in the needs of technical and business professionals;
                and

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

        We may not be successful in addressing such risks, and the failure to do so would seriously harm our business, financial condition, results of operations, and cash flows.

        Since inception, we have incurred significant net operating losses and expect to incur additional net operating losses for the foreseeable future. We may not achieve profitability and if achieved, profitability may not be sustained. As of April 30, 1999, we had an accumulated deficit of $19.0 million. We believe that our success will depend in large part on our ability to:

            -   Enhance our customers' online shopping experience;

            -   Expand corporate relationships;

            -   Build brand awareness;

            -   Encourage customer loyalty;

            -   Capitalize on the market for information resources;

            -   Establish and utilize supplier relationships;

            -   Maintain our technology focus and expertise; and

            - Expand our expertise in the engineering, science, mathematics and financial services industries.

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

UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY

        We are unable to accurately forecast our future revenues because of our limited operating history and the emerging nature of the markets in which we compete. Revenues and operating results generally depend on the volume of, timing of and ability to fulfill orders received. These factors have historically been, and are likely to continue to be, difficult to forecast. Our current and future expense levels are based largely on our operating plans and estimates of future revenues and are, to a large extent, fixed. We may be unable to adjust spending sufficiently quickly to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would seriously harm our business, financial condition, results of operations, and cash flows. Further, we may, from time to time, make certain pricing, product, service or marketing decisions as a strategic response to changes in the competitive environment. Such changes could seriously harm our business, financial condition, results of operations, and cash flows.

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

            - The introduction of books, technology based training solutions, product manuals, research reports;

            -   The level of merchandise returns we experienced;

            -   Governmental regulation; and

            - General economic conditions and economic conditions specific to the Internet, electronic commerce and the technical and professional resource industries.

        In the past, we have experienced seasonality in our business and we expect that we will continue to experience such seasonality in the future. Internet usage and the amount of purchases from individual and corporate consumers tend to decline during August, November and December. During these times many technical and business professionals are either absent from the workplace, on vacation or experience a holiday closure at their company. Our results in future quarters may be negatively affected by seasonal trends.

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

RISKS ASSOCIATED WITH ENTRY INTO NEW BUSINESS AREAS

        For the quarter ended April 30, 1999 approximately 81% of our online revenues were derived from sales of books. We recently expanded our product offerings to include technology based training materials, product manuals and research reports and future revenues from these new product offerings are difficult to forecast. Additionally, we expanded our focus to include resource materials for professionals in the engineering, science, mathematics and financial services industries and future revenues from these new areas are difficult to forecast.

        We may choose to further expand our operations by promoting new or complementary products and expanding the breadth and depth of products and services offered. In addition, we may decide to utilize third-party relationships to extend our brand or establish additional co-branded online stores. We may pursue the acquisition of new or complementary businesses, products or technologies. However, we have no present commitments or agreements for any material acquisitions or investments. We may not be able to expand our product offerings and related operations in a cost-effective or timely manner. Such efforts may fail to increase online traffic and purchases from our online or physical retail stores or to increase our overall market acceptance. Furthermore, any new business or online store launched by us that is not favorably received by individuals, corporate customers or their employees or constituents could damage our reputation or the Fatbrain.com brand. Expansion of our operations in this manner would also require significant additional expenses and development, operations and editorial resources. Such efforts may strain our management, financial and operational resources. The lack of market acceptance of such efforts (including our recent expansion of product offerings to include technology based training materials, manuals and research reports, as well as our expanded focus in new industries) or our inability to generate satisfactory revenues from such expanded services or products to offset related increased costs could seriously harm our business, financial condition, results of operations, and cash flows.

COMPETITION

        The electronic commerce market is new, rapidly evolving and intensely competitive. The market for information resources is more mature but also intensely competitive. We expect competition to continue to intensify in the future. We currently or potentially compete with a variety of companies. These competitors include:

            - A significant number of traditional retail and online bookstores, including Amazon.com, Barnesandnoble.com, Borders Group, Inc. and other vendors of books, training products and product manuals;

            - Various computer super-stores that carry related technical information resources at retail locations, in catalogs and over the Internet;

            - A number of indirect competitors that specialize in electronic commerce or derive a substantial portion of their revenue from electronic commerce; and

            - Other companies with substantial customer bases in the computer and other technical and professional fields.

        We may not be able to maintain a competitive position against current or future competitors as they enter the markets in which we compete. This is true particularly with respect to competitors with greater financial, marketing, service, support, technical and other resources than Fatbrain.com. Our failure to maintain a competitive position within the market could seriously harm our business, financial condition, results of operations, and cash flows.

        We believe that the principal competitive factors on which it competes in its market include:

            -   Brand recognition;

            -   Selection;

            -   Personalized services;

            -   Convenience;

            -   Price;

            -   Accessibility;

            -   Customer service;

            -   Quality of search tools;

            -   Quality of editorial and other site content; and

            -   Reliability and speed of fulfillment.

        Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than Fatbrain.com. In addition, online retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Certain of our competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Web site and systems development than the Company.

        Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. We may from time to time make certain pricing, service or marketing decisions or acquisitions as a strategic response to changes in the competitive environment. Such actions could result in reduced margins or otherwise seriously harm our business, financial condition, results of operations, and cash flows.

        New technologies and the expansion of existing technologies may increase the competitive pressures on the Company. For example, applications that select specific titles from a variety of Web sites may channel customers to online booksellers that compete with the Company. Companies that control access to transactions through a network or Web browsers could also promote our competitors or charge us a substantial fee for inclusion. In addition, vendors of information resources such as technology based training materials could provide direct access to training programs online. We may be unable to compete successfully against current and future competitors, and competitive pressures faced by us could seriously harm our business, financial condition, results of operations, and cash flows.

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

        Our current and planned personnel, systems, procedures and controls may be inadequate to support our future operations. Further, management may be unable to attract, retain, motivate and manage required personnel or to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business, financial condition, results of operations, and cash flows could be seriously harmed.

RISKS ASSOCIATED WITH NEW BRAND

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

        We may be unable in a timely manner to effectively upgrade and expand our transaction-processing system or to smoothly integrate any newly developed or purchased modules with our existing systems. Any inability to do so could seriously harm our business, financial condition, results of operations, and cash flows.

NEED FOR ADDITIONAL PERSONNEL

        Our future success depends on our ability to attract, retain and motivate highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, particularly in the San Francisco Bay Area, where our headquarters are located. As a result, we may be unable to successfully attract, assimilate or retain qualified personnel. We have encountered difficulties in attracting a sufficient number of qualified software developers for our online store and transaction-processing systems. Further, we may be unable to retain those developers we currently employ or attract additional developers. The failure to retain and attract the necessary personnel could seriously harm our business, financial condition, results of operations, and cash flows.

FULFILLMENT CENTER RELOCATION

         We moved our warehousing and fulfillment of orders to Erlanger, Kentucky in May 1999 in order to be closer to certain publishers, wholesalers, distributors and delivery services. At the same time we moved from a manual distribution process to a software-supported solution from Manhattan Associates, PKMS Warehouse Management System. Relocating such services and moving to an automated distribution process may not result in operating efficiencies or may cause a significant disruption in the fulfillment of orders, the distraction of management and other key personnel and the expenditure of significant financial and other resources. Any such disruption, distraction or expenditure could seriously harm our business, results of operations, financial condition, and cash flows.

SALES AND OTHER TAX COLLECTION

        We do not currently collect sales or other similar taxes in respect of shipments of goods into states other than California and Kentucky. However, one or more states or foreign countries may seek to impose sales tax collection obligations on out-of-state or foreign companies, such as the Company, which engage in electronic commerce. In addition, any new operations established by the Company in states outside California and Kentucky could subject shipments into such states to state sales taxes. A successful assertion by one or more states or any foreign country that we should collect sales or other similar taxes on the sale of merchandise could seriously harm our business, financial condition, results of operations, and cash flows.

RISK OF SYSTEM FAILURE; SINGLE SITE AND ORDER INTERFACE

        Our success, in particular our ability to successfully receive and fulfill online orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Substantially all of our computer and communications hardware is currently located at a single leased facility in Sunnyvale, California, and will be moved to a single leased facility in Santa Clara, California when we relocate our corporate headquarters. Our systems and operations are vulnerable to damage or interruption from a number of sources, including:

            -   Fire;

            -   Flood;

            -   Power loss;

            -   Telecommunications failure;

            -   Break-ins; and

            -   Earthquake and similar events.

        We have experienced minor and infrequent system interruptions in the past. We do not presently have a formal disaster recovery plan and do not carry sufficient business interruption insurance to compensate us for losses that may occur. Despite the implementation of network security measures by the Company, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Such disruptions could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could seriously harm our business, financial condition, results of operations, and cash flows.

RELIANCE ON CERTAIN SUPPLIERS

        For the quarter ended April 30, 1999, we purchased approximately 40% of our products from Ingram Book Company ("Ingram") and 20% of our products from Pearson Education Division. We rely to a large extent on rapid fulfillment from Ingram and other vendors. Barnes and Noble, Inc., one of our competitors, has agreed to purchase Ingram Book Group, which owns Ingram. The bid is currently under review by the Federal Trade Commission. We generally have no commitments to or arrangements with any of our vendors that guarantee the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. Our current vendors may not continue to sell merchandise to us on current terms. In addition, we may be unable to establish new or extend current vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. If we were unable to develop and maintain relationships with vendors that would allow us to obtain sufficient quantities of merchandise on acceptable commercial terms, our business, financial condition, results of operations, and cash flows would be seriously harmed.

DEPENDENCE ON KEY PERSONNEL

        Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our senior management and other key employees. The loss of the services of any of our executive officers or other key employees could seriously harm our business, financial condition, results of operations, and cash flows.

        We have entered into employment agreements with several members of our senior management, including:

            -   Mr. MacAskill, our President and Chief Executive Officer;

            -   Mr. Orumchian, our Vice President of Engineering;

            - Mr. Alvarez, our Vice President of Finance and Chief Financial Officer; and

            -   Mr. Cudd, our Vice President of Marketing.

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

        In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet continues to experience significant expansion in the number of users, frequency of use or bandwidth requirements, the infrastructure for the Internet may be unable to support the demands placed upon it. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Internet generally and the Company in particular. Our business, financial condition, results of operations, and cash flows would be seriously harmed if:

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

        The evolving nature of the Internet could render our existing online store and proprietary technology and systems obsolete. Our success will depend, in part, on our ability to:

            -   License leading technologies useful in our business;

            -   Enhance our existing services;

            - Develop new services and technology that address the increasingly sophisticated and varied needs of our current and prospective customers; and

            - Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

        The development of our Web site and other proprietary technology entails significant technical and business risks. We may not successfully use new technologies effectively or adapt our online store, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner, in response to changing market conditions or customer requirements, our business, financial condition, results of operations, and cash flows could be seriously harmed.

ELECTRONIC COMMERCE SECURITY RISKS

        A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary for secure transmission of confidential information, such as customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the algorithms used by us to protect customer transaction data. If any such compromise of our security were to occur, it could seriously harm our reputation, business, financial condition, results of operations, and cash flows. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.

        We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that activities of the Company or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent security breaches and failure to prevent such security breaches may seriously harm our business, financial condition, results of operations, and cash flows.

RISKS ASSOCIATED WITH INTERNATIONAL SALES

        For the quarter ended April 30, 1999, international sales accounted for approximately 17% of our online revenue. We expect that our percentage of online revenue from international markets will continue to represent a significant portion of our total revenue. Our international business activities are subject to a variety of potential risks, including the adoption of laws, political and economic conditions and actions by third parties that would restrict or eliminate our ability to do business in certain jurisdictions. Although we currently transact business in U.S. dollars, to the extent that we determine to transact business in foreign currencies, we will become subject to the risks attendant to transacting in foreign currencies, including potential adverse effects of exchange rate fluctuations.

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

TRADEMARKS AND PROPRIETARY RIGHTS; UNLICENSED ARRANGEMENTS AND MATERIALS

        We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. Further, we rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, partners and others to protect our proprietary rights. We pursue the registration of our trademarks and service marks in the U.S. and internationally, and have applied for the registration of certain of our trademarks and service marks. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. While we attempt to ensure that the quality of our brand is maintained by such licensees, such licensees may take actions that could seriously harm the value of our proprietary rights or reputation and in turn our business, financial condition, results of operations, and cash flows. The steps taken by the Company to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, trade dress and similar proprietary rights.

        In addition, other parties may assert infringement claims against us. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We are not currently aware of any legal proceedings pending or threatened against us. In addition, we display reviews and articles on technical subjects in our online store. Some reviews and articles may be copyrighted and we may not have explicit permission from the author for use of such intellectual property. The authors may assert infringement claims against the Company. If a claim is asserted alleging that we have infringed the proprietary rights of a third party, we may be required to seek licenses to continue to use such intellectual property. The failure to obtain the necessary licenses or other rights at a reasonable cost could seriously harm our business, financial condition, results of operations, and cash flows.

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

        Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the expansion of the Internet. A decline in the growth of the Internet could decrease demand for our products and services and increase our cost of doing business, or otherwise seriously harm our business, financial condition, results of operations, and cash flows. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales tax, libel and personal privacy is uncertain and may take years to resolve. Our business, financial condition, results of operations, and cash flows could be seriously harmed by:

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

        In addition, several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission (the "FCC") in the same manner as other telecommunications services. The growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet use have begun to experience interruptions in phone service. As a result, local exchange carriers have petitioned the FCC to regulate Internet Service Providers ("ISPs") in a manner similar to long distance telephone carriers and to impose access fees on the ISPs. If any effort to increase regulation of ISPs is successful, the expense of communicating on the Internet could increase substantially, potentially slowing the growth in the use of the Internet. Any such new legislation or regulation or application or interpretation of existing laws could seriously harm our business, financial condition, results of operations, and cash flows.

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

        In addition, the stock market in general, and the Nasdaq National Market and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and reflect price earnings ratios substantially above historical levels. These trading prices and price earnings ratios may not be sustained. These broad market and industry factors may seriously harm the market price of the Common Stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such company. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would seriously harm our business, financial condition, results of operations, and cash flows.

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

ITEM 5.        OTHER INFORMATION

               Not applicable

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a) The following exhibit is filed as part of this report:

                   27.01 --- Financial Data Schedule

               (b) Reports on Form 8-K

                   No Reports on Form 8-K were filed during the quarter ended April 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 11, 1999                           FATBRAIN.COM, INC.
                                        (Registrant)



                                        By:      /s/ Donald P. Alvarez
                                           -------------------------------------
                                           Donald P. Alvarez
                                           Vice President of Finance and
                                           Administration and Chief Financial
                                           Officer (Duly Authorized Officer and
                                           Principal Financial Officer)