Form 10KSB/A
period 1999-01-31
FATBRAIN COM INC
filed 1999-06-25
CIK 1066010

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                  FORM 10-KSB/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                         Commission file number 0-24871

                               FATBRAIN.COM, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             Delaware                                    77-0389480
  (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

                               1308 Orleans Drive
                           Sunnyvale, California 94089
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)

Issuer's telephone number, including area code:    (408) 541-2020

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

   Title of each class                      Name of Exchange on which registered
          None                                             None

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

         Yes      [X]             No [ ]

         Yes      [X]             No [ ]

        Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

        The Issuer's revenues for its most recent fiscal year are $19.8 million.

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

        Transitional Small Business Disclosure Format (check one):

             Yes [ ]                No  [X]

                               Fatbrain.com, Inc.
                                  Form 10KSB/A
                                     INDEX


PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act...................

Item 10.  Executive Compensation..............................................

Item 11.  Security Ownership of Certain Beneficial Owners and Management......

Item 12.  Certain Relationships and Related Transactions......................

Item 13.  Exhibits, List and Reports on Form 8-K..............................

SIGNATURES....................................................................

        For purposes herein, the fiscal year ended January 31, 1999 is referred to as fiscal 1999 and the fiscal year ended January 31, 1998 is referred to as fiscal 1998.

                                 AMENDMENT NO. 1

        The undersigned Issuer hereby amends Part III, to read in full as follows:

ITEM 9  DIRECTORS AND EXECUTIVE OFFICERS

        Our executive officers and directors and their ages as of March 31, 1999 are as follows:

NAME                                     AGE                       POSITION
----                                     ---                       --------
Chris MacAskill........................   45  Chief Executive Officer, President and Chairman of the Board
Kim Orumchian..........................   33  Vice President of Engineering, Secretary and Director
Donald P. Alvarez......................   34  Vice President of Finance and Chief Financial Officer
Dennis F. Capovilla....................   38  Vice President of Sales and Business Development
Robert M. Cudd.........................   44  Vice President of Marketing
Sean M. Cumbie.........................   38  Vice President of Logistics
Peter G. Bodine(1).....................   36  Director
Alan S. Fisher(2)......................   38  Director
Tod H. Francis(1)......................   39  Director
David C. Schwab........................   41  Director
Peter C. Wendell(2)....................   48  Director

----------

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.


        Chris MacAskill has been Chief Executive Officer, President and a director of Fatbrain.com since co-founding Fatbrain.com in June 1995. From June 1991 to June 1993, Mr. MacAskill served as Director of Developer Relations at NeXT Inc., a software development company. From June 1993 to June 1995, Mr. MacAskill served as Director of Developer Relations at General Magic, a software development company. From September 1983 to May 1991, Mr. MacAskill served as Vice President of Engineering at Western Atlas International, a geophysics company. In September 1981, Mr. MacAskill founded PSI, a petroleum engineering company, which was acquired by Western Atlas International in October 1983. Mr. MacAskill received his B.S. in Geophysics from the University of Utah and received his M.S. in Geophysics from Stanford University.

        Kim Orumchian has been Vice President of Engineering, Secretary and a director of Fatbrain.com since co-founding Fatbrain.com in June 1995. From May 1994 to June 1996, Mr. Orumchian served as a third party Product Manager for General Magic, a software development company. From September 1990 to April 1994, Mr. Orumchian served as Manager of Developer Relations for NeXT Inc., a software development company. Mr. Orumchian received his B.A. in Physics from Reed College and received his B.S. in Applied Physics from Columbia University School of Engineering.

        Donald P. Alvarez joined Fatbrain.com as Vice President of Finance and Chief Financial Officer in September 1997. From January 1994 to August 1997, Mr. Alvarez served as Controller for West Marine Inc., a retailer of recreational boating supplies and apparel. From January 1987 to December 1993, Mr. Alvarez served as an audit manager for Deloitte & Touche LLP, an international public accounting firm. Mr. Alvarez received his B.S. in Business Administration from California State University, Hayward.

        Dennis F. Capovilla joined Fatbrain.com as Vice President of Sales and Business Development in June 1997. From August 1995 to July 1997, Mr. Capovilla served as Director of the Imaging Division and Worldwide Printer Supplies for Apple Computer, a computer company. From December 1992 to December 1994, Mr. Capovilla directed Apple Computer's worldwide marketing efforts for the Imaging Division. From January 1989 to December 1992, Mr. Capovilla served as a channel marketing manager for Versatec Inc., an affiliate of Xerox Engineering Systems, a technology company, where he directed North American distributor and VAR channel activities. Mr. Capovilla received his B.S. in Marketing from Santa Clara University and did graduate work in business at the Leavey School of Business at Santa Clara University.

        Robert M. Cudd joined Fatbrain.com as Vice President of Marketing in March 1998. From September 1996 to March 1998, Mr. Cudd served as Vice President of Marketing for West Marine Inc., a retailer of recreational boating supplies and apparel. From March 1994 to May 1996, Mr. Cudd served as the Director of Marketing for the Computer City Division of Tandy Corporation, a computer company. From November 1989 to January 1994 he served as Vice President of Marketing at Computerland, a retail company. Mr. Cudd received his B.S. in Business from Ferris State University.

        Sean M. Cumbie joined Fatbrain.com as Vice President of Logistics in September 1998. From October 1996 to September 1998, Mr. Cumbie was the owner of and a consultant for Cumbie & Associates, Inc., a logistics management consulting firm. From January 1993 to November 1996, Mr. Cumbie served as Vice President of Logistics at West Marine Inc., a retailer of recreational boating supplies and apparel. From February 1991 to January 1993, Mr. Cumbie served as Director of Planning and Inventory Management at National Vision Associates, a vision service company. Mr. Cumbie received his M.S. in Management and his B.S. in Mechanical Engineering from the Georgia Institute of Technology.

        Peter G. Bodine has been a director of Fatbrain.com since May 1998. Since December 1992, Mr. Bodine has served as a partner of APV Technology Partners ("APV"), a venture capital investment firm, and as an Executive Vice President of Asia Pacific Ventures, a consulting firm affiliated with APV. Before joining APV in 1992, Mr. Bodine was co-founder of International Business Catalysts, a consulting firm focused on international trade and investment counsel. Mr. Bodine received his B.S. in Finance from Brigham Young University and his M.B.A. from the University of Utah.

        Alan S. Fisher has been a director of Fatbrain.com since July 1998. Mr. Fisher has been Vice President of Development and Operations, Chief Technical Officer and a director of ONSALE, Inc. ("ONSALE"), an online retailer, since co-founding ONSALE in July 1994. He also served as Chief Financial Officer of ONSALE from July 1994 to July 1996. Mr. Fisher is also President and Chairman of Software Partners, Inc., a developer and publisher of software products, which he co-founded in August 1988. From April 1984 to August 1988, Mr. Fisher served as Technical Marketing Manager and Product Development Manager for Teknowledge, Inc., a developer of artificial intelligence software products. Mr. Fisher serves as a director of Infodata Systems, Inc., an internet document publishing software company. Mr. Fisher received his B.S. in Electrical Engineering from the University of Missouri and received his M.S. in Electrical Engineering from Stanford University.

        Tod H. Francis has been a director of Fatbrain.com since September 1996. Mr. Francis has been general partner of Trinity Ventures since March 1996. Before being named a general partner, Mr. Francis worked at Trinity Ventures as an associate from March 1993 to March 1995 and as a principal from March 1995 to March 1996. Before joining Trinity Ventures, Mr. Francis was a partner at RAM Group, a marketing management firm and worked at Johnson & Johnson, in brand management. Mr. Francis received his B.A. in Economics and his M.B.A from Northwestern University.

        David C. Schwab has been a director of Fatbrain.com since September 1996. Mr. Schwab has been a general partner of Sierra Ventures since June 1996. Before joining Sierra Ventures, Mr. Schwab co-founded Scopus Technology, Inc., a client-server software systems company, and served in various capacities from August 1991 to June 1996, most recently as Vice President of Sales. Mr. Schwab also serves as a director of Micromuse, Inc. Mr. Schwab received his B.A. in Systems Engineering from University of California San Diego, his M.S. and ENG. in Aerospace Engineering from Stanford University, and his M.B.A from Harvard Business School.

        Peter C. Wendell has been a director of Fatbrain.com since September 1996. Mr. Wendell has been a General Partner of Sierra Ventures since 1982, the year in which he founded that firm. Before that time he served in various executive capacities with IBM Corp. Since 1991 he has also held a faculty appointment at Stanford University's Graduate School of Business where he teaches "Entrepreneurship and Venture Capital." Mr. Wendell holds an A.B. degree from Princeton University and an M.B.A. from Harvard Business School.

        All directors hold office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified. Officers are elected by and serve at the direction of the Board of Directors. There are no family relationships among our directors or officers.

BOARD COMMITTEES

        The Board has established an Audit Committee to meet with and consider suggestions from members of management and our internal audit staff, as well as our independent accountants, concerning our financial operations. The Audit Committee reviews our audited financial statements and considers and recommends the employment of, and approves the fee arrangements with, independent accountants for both audit functions and for advisory and other consulting services. The current members of the Audit Committee are Messrs. Bodine and Francis. The Board has also established a Compensation Committee to review and approve the compensation and benefits for our key executive officers, administers our stock purchase, equity incentive and stock option plans and makes recommendations to the Board regarding these matters. The current members of the Compensation Committee are Messrs. Wendell and Fisher.

                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The members of the Board of Directors, the executive officers of the Company and persons who hold more than 10% of the Company's outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company's Common Stock and their transactions in such Common Stock. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their transactions in the Common Stock and their Common Stock holdings during the fiscal year ended January 31, 1999 and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the fiscal year ended January 31, 1999, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its executive officers, Board members and greater than ten-percent stockholders.

ITEM 10 EXECUTIVE COMPENSATION AND RELATED INFORMATION

        The following Summary Compensation Table sets forth information concerning compensation earned during the fiscal years ended January 31, 1999 and 1998 by the Company's Chief Executive Officer and each of the Company's other four highest paid executive officers whose total salary and bonus for services rendered in all capacities to the Company exceeded $100,000 during the fiscal year ended January 31, 1999 (collectively, the "Named Officers").


                           SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM
                                                                        COMPENSATION
                                                                        ------------
                                                                           AWARDS
                                                                          ----------
                                                                          NUMBER OF
                                                ANNUAL COMPENSATION       SECURITIES     ALL OTHER
                                                -------------------       UNDERLYING   COMPENSATION
NAME AND PRINCIPAL POSITION         YEAR     SALARY($)        BONUS($)    OPTIONS(#)      ($)(1)
---------------------------         ----     ---------        --------    -----------     ------
Chris MacAskill                     1999     $110,003              --           --     $  1,354
  Chief Executive Officer and       1998       81,539              --           --          308
  President

Kim Orumchian                       1999      110,003              --           --        1,523
  Vice President of Engineering     1998       81,539              --           --          308
  and Secretary

Donald P. Alvarez                   1999      129,731        $ 25,000           --          745
  Vice President of Finance and     1998       50,000(2)           --       75,000           --
  Chief Financial Officer

Dennis F. Capovilla                 1999      141,786          50,000       22,500           --
  Vice President of Sales and       1998       76,962(3)           --       52,500           --
  Business Development

Robert M. Cudd                      1999      113,212(4)       28,750       65,000           --
  Vice President of Marketing       1998           --              --           --           --


(1) Represents matching contributions to each Named Officer's 401(k) plan account.
(2)     Mr. Alvarez commenced employment on September 2, 1997.
(3)     Mr. Capovilla commenced employment on July 7, 1997.
(4)     Mr. Cudd commenced employment on March 30, 1998.

STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

        The following table provides information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ended January 31, 1999 to the Named Officers. No stock appreciation rights were granted during such fiscal year to the Named Officers.


                        OPTION GRANTS IN LAST FISCAL YEAR


                                           INDIVIDUAL GRANTS(1)                            POTENTIAL REALIZABLE
                            -------------------------------------------------                VALUE AT ASSUMED
                             NUMBER OF    % OF TOTAL                                       ANNUAL RATES OF STOCK
                            SECURITIES     OPTIONS                                          PRICE APPRECIATION
                            UNDERLYING    GRANTED TO     EXERCISE                           FOR OPTION TERM(2)
                             OPTIONS      EMPLOYEES      PRICE PER    EXPIRATION          -----------------------
NAME                        GRANTED(#)  IN FISCAL YEAR   SHARE($)(3)     DATE             5%($)            10%($)
----                        ----------  --------------   -----------     ----             -----            ------
Chris MacAskill                   --              --            --            --               --               --

Kim Orumchian                     --              --            --            --               --               --

Donald P. Alvarez                 --              --            --            --               --               --

Dennis F. Capovilla           22,500             5.2%      $  2.20       2/26/08         $ 31,130         $ 78,890

Robert M. Cudd                65,000            15.1%      $  2.60       3/30/08         $106,283         $269,342

----------

(1) The Company granted options to purchase 430,526 shares of Common Stock during the fiscal year ended January 31, 1999. The plan administrator has the discretionary authority to reprice the options through the cancellation of those options and the grant of replacement options with an exercise price based on the fair market value of the option shares on the regrant date. The options have a maximum term of 10 years measured from the option grant date, subject to earlier termination if the optionee's service with the Company ceases. The plan administrator has the discretion to accelerate the vesting of options upon a change in control.

(2) The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the option holders' continued employment through the vesting period. This table does not take into account any appreciation in the price of the Common Stock from the date of grant to the current date. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the Named Officers.

(3) All options were granted at an exercise price equal to the fair market value of the Company's Common Stock as determined by the Board of Directors of the Company on the date of grant. The exercise price may be paid in cash, check, promissory note, in shares of the Company's Common Stock valued at fair market value on the exercise date or a broker-assisted cashless exercise procedure. The options vest with respect to 25% of the option shares upon the completion of 12 months of service after the vesting commencement date and with respect to 1/48th of the option shares upon completion of each month of service thereafter for the next 36 months.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

        The following table provides the specified information concerning unexercised options held as of January 31, 1999 by the Named Officers. The Named Officers did not exercise any options during the fiscal year ended January 31, 1999.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                     NUMBER OF
                               SECURITIES UNDERLYING             VALUE OF UNEXERCISED
                                UNEXERCISED OPTIONS              IN-THE-MONEY OPTIONS
                                  AT FY-END(#)(1)                  AT FY-END($)(2)
                              ------------------------         -----------------------
NAME                          VESTED          UNVESTED         VESTED         UNVESTED
----                          ------          --------         ------         --------
Chris MacAskill .......       50,933           36,382         $780,294         $557,372
Kim Orumchian .........       19,064           13,618          292,060          208,628
Donald P. Alvarez .....       25,000           50,000          381,500          763,000
Dennis F. Capovilla ...       19,687           55,313          300,424          799,976
Robert M. Cudd ........           --           65,000               --          838,500

(1) Each of the options listed in the table is immediately exercisable. The shares purchasable under these options are subject to repurchase by the Company at the original exercise price paid per share upon the optionee's cessation of service before vesting in such shares. The repurchase right lapses as to 25% of the option shares upon the completion of 12 months of service and as to the balance in equal monthly installments upon the completion of each of the next 36 months of service. The heading Vested refers to shares that are no longer subject to the Company's repurchase right; the heading Unvested refers to shares subject to the Company's repurchase right as of January 31, 1999.

(2) Based on the fair market value of the Company's Common Stock per share at January 29, 1999 ($15.50) less the exercise price per share payable for such shares.


             EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS

        Messrs. MacAskill and Orumchian have each entered into employment agreements with the Company. The employment agreements set forth the base salary and general employee benefits offered to Messrs. MacAskill and Orumchian. The annual base salary for each of Messrs. MacAskill and Orumchian is currently $110,000. The employment agreements also provide that if Mr. MacAskill or Mr. Orumchian is terminated without cause or due to disability, the terminated employee will receive a severance payment equal to six months of salary, payable in equal monthly installments over a six-month period. Each severance payment is payable in full for the initial three-month period following the termination and may be offset by any compensation received by the terminated employee from another employer during the remaining three-month period. Severance payments will cease if death occurs. In addition, the employment agreements amended each of Mr. MacAskill's and Mr. Orumchian's stock purchase agreement with the Company, dated June 12, 1995, such that if a change in control occurs, an additional number of shares subject to each stock purchase agreement will become vested, and such additional shares will be equal to the greater of (i) 50% of the shares then remaining vested or (ii) the number of shares that would have become vested during the 12-month period following the change in control.

        Mr. Alvarez has entered into an employment agreement with the Company. The employment agreement sets forth the base salary, bonus potential, stock option grant and general employee benefits offered to Mr. Alvarez. Mr. Alvarez's annual base salary will be $125,000. Mr. Alvarez is guaranteed a bonus of $15,000 in his first year of employment with the Company. Mr. Alvarez was granted an option to purchase 75,000 shares of the Company's Common Stock.

        Mr. Cudd has entered into an employment agreement with the Company. The employment agreement sets forth the base salary, bonus potential, stock option grant and general employee benefits offered to Mr. Cudd. Mr. Cudd's annual base salary will be $135,000. Mr. Cudd received a signing bonus of $10,000 and is guaranteed a bonus of $25,000 in his first year of employment with the Company. Mr. Cudd was granted an option to purchase 65,000 shares of the Company's Common Stock.

        If a change in control occurs, the vesting of the options granted to Messrs. Alvarez, Capovilla and Cudd will accelerate and an additional number of option shares will become vested that is equal to the greater of: (i) 50% of any unvested option shares; or (ii) a number of shares equal to the number each officer would become vested in had he provided 12 months of additional service following the change in control.

        The Company's Board of Directors has the authority under the 1998 Omnibus Equity Incentive Plan to accelerate the exercisability of outstanding options, or to accelerate the vesting of the shares of Common Stock subject to outstanding options, held by all optionees, including the Chief Executive Officer and the other Named Officers, if a change in control occurs.

                               COMPENSATION REPORT


        PURPOSE. This Compensation Report describes the compensation policies and rationale applied to the compensation paid to the Company's executive officers for the fiscal year ended January 31, 1999. For the fiscal year ended January 31, 1999, the Company's Board of Directors determined the compensation of the Company's executive officers. The base salary and cash bonuses of each executive officer were set forth in the employment agreement between each executive officer and the Company.

        The Compensation Committee of the Company's Board of Directors (the "Committee") administers the Company's 1998 Omnibus Equity Incentive Plan under which option grants may be made to the CEO and the other executive officers and the Company's 1998 Employee Stock Purchase Plan under which the employees of the Company, including the CEO and the other executive officers, may purchase shares of the Company's Common Stock.

        For future fiscal years, it is intended that the Committee will have the exclusive authority to establish the level of base salary payable to the Chief Executive Officer ("CEO") and the other executive officers of the Company and have the responsibility of approving the bonus program to be in effect for the CEO and the other executive officers each fiscal year.

        GENERAL COMPENSATION POLICY. The Company's fundamental compensation policy is to offer the Company's executive officers competitive compensation opportunities based upon the financial performance of the Company and each officer's personal performance. It is the Company's objective to have a significant portion of each officer's compensation contingent upon the Company's performance, as well as upon his or her own level of performance. Accordingly, each executive officer's compensation package consists of: (i) base salary, (ii) cash bonus awards and (iii) long-term stock-based incentive awards.

        BASE SALARY. The base salary for each executive officer is set on the basis of personal performance, taking into account the average salary levels in effect for comparable positions with companies having total revenues similar to the Company's. Each individual's base pay is positioned relative to the total compensation package, including cash bonus incentives and long-term stock-based incentives.

        ANNUAL CASH BONUSES. For the fiscal year ended January 31, 1999, the Company did not have a bonus program for its executive officers. Each executive officer received a bonus, if any, based on the terms of such executive officer's employment agreement with the Company.

        LONG-TERM INCENTIVE COMPENSATION. During the fiscal year ended January 31, 1999, the Board of Directors, in its discretion, made an option grant to Dennis F. Capovilla, the Company's Vice President of Sales and Business Development, under the Company's 1996 Stock Plan based on his personal performance and with the objective that his total option holdings be comparable to the option holdings of the other executive officers of the Company. Robert M. Cudd, the Company's Vice President of Marketing, and Sean M. Cumbie, the Company's Vice President of Logistics, were each granted an option when he was initially hired by the Company in his current position as an executive officer of the Company. In addition, Mr. Cumbie received option grants for the services that he rendered to the Company as a consultant prior to his employment as an executive officer of the Company. Option grants are generally made at varying times and in varying amounts in the discretion of the Committee. Typically, the size of each grant is set at a level that the Committee deems appropriate to create a meaningful opportunity for stock ownership based upon the individual's position with the Company, the individual's potential for future responsibility and promotion, the individual's performance in the recent period and the number of unvested options held by the individual at the time of the new grant. The relative weight given to each of these factors will vary from individual to individual at the Committee's discretion.

        Each grant allows the officer to acquire shares of the Company's Common Stock at a fixed price per share (the market price on the grant date) over a specified period of time. Each option vests as to 25% of the option shares upon the completion of 12 months of service and as to 1/48th of the option shares upon the completion of each of the next 36 months of service. Thus, the vesting of each option is contingent upon the executive officer's continued employment with the Company. Accordingly, the option will provide a return to the executive officer only if he remains in the Company's employ, and then only if the market price of the Company's Common Stock appreciates over the option term.

        CEO COMPENSATION. The annual base salary for Mr. MacAskill, the Company's President and Chief Executive Officer, was established by the Board prior to the Company's initial public offering. The Board's decision was made primarily on the basis of Mr. MacAskill's personal performance of his duties. Mr. MacAskill did not participate in the discussions and determination of his own compensation. No bonus program was established for the Company's executive officers for the fiscal year ended January 31, 1999, and, consequently, no bonus was paid to Mr. MacAskill for this fiscal year. In future years the Board or the Committee may establish annual net revenue and net income objectives for the Company, and each executive officer's bonus, including the Chief Executive Officer's, will be based on the achievement of such objectives.

        TAX LIMITATION. Under the Federal tax laws, a publicly-held company such as the Company will not be allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any year. To qualify for an exemption from the $1 million deduction limitation, the stockholders were asked to approve a limitation under the Company's 1998 Omnibus Equity Incentive Plan on the maximum number of shares of Common Stock for which any one participant may be granted stock options per calendar year. Because this limitation was adopted, any compensation deemed paid to an executive officer when he exercises an outstanding option under the 1998 Omnibus Equity Incentive Plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation that will not be subject to the $1 million limitation. Since it is not expected that the cash compensation to be paid to the Company's executive officers for the fiscal year ended January 31, 1999 will exceed the $1 million limit per officer, the Board of Directors will defer any decision on whether to limit the dollar amount of all other compensation payable to the Company's executive officers to the $1 million cap.

                                            Board of Directors

                                            Chris MacAskill
                                            Kim Orumchian
                                            Peter G. Bodine
                                            Alan S. Fisher
                                            Tod H. Francis
                                            David C. Schwab
                                            Peter C. Wendell


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Company's Board of Directors was formed in July 1998, and the members of the Compensation Committee during the fiscal year ended January 31, 1999 were Messrs. Peter C. Wendell and Alan S. Fisher. Neither of these individuals was at any time during the fiscal year ended January 31, 1999, or at any other time, an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

                             STOCK PERFORMANCE GRAPH

        The graph set forth below compares the cumulative total stockholder return on the Company's Common Stock between November 20, 1998 (the date the Company's Common Stock commenced public trading) and January 31, 1999, with the cumulative total return of (i) the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) (the "Nasdaq Stock Market-U.S. Index") and (ii) the S&P Major Market Index (the "S&P Market Index"), over the same period. This graph assumes the investment of $100.00 on November 20, 1998 in the Company's Common Stock, the Nasdaq Stock Market-U.S. Index and the S&P Market Index, and assumes the reinvestment of dividends, if any.

        The comparisons shown in the graph below are based upon historical data. The Company cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company's Common Stock. Information used in the graph was obtained from Standard & Poor's Compustat Total Return Service, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

         COMPARISON OF CUMULATIVE TOTAL RETURN AMONG FATBRAIN.COM, INC., THE NASDAQ STOCK MARKET-U.S. INDEX AND THE S&P MAJOR MARKET INDEX



                              [PERFORMANCE GRAPH]



                            ANNUAL RETURN PERCENTAGE
                                   Year Ending

Company / Index                       Jan 99
--------------------------------------------
FATBRAIN.COM INC                       55.00
S&P 500 INDEX                          10.19
NASDAQ US COMPOSITE                    30.86

                                 INDEXED RETURNS
                                   Year Ending

                           Base
                         Period 20
Company / Index            Nov 98    Jan 99
--------------------------------------------
FATBRAIN.COM INC             100      155.00
S&P 500 INDEX                100      110.19
NASDAQ US COMPOSITE          100      130.86

        The Company effected its initial public offering of Common Stock on November 19, 1998 at a price of $10.00 per share.

        Notwithstanding anything to the contrary set forth in any of the Company's previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this Proxy Statement or future filings made by the Company under those statutes, the Compensation Committee Report and Stock Performance Graph shall not be deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes.


BOARD OF DIRECTORS MEETINGS AND COMMITTEES

        During the fiscal year ended January 31, 1999, the Board of Directors held eight meetings and acted by written consent on four occasions. For such fiscal year, each of the directors during the term of their tenure attended or participated in at least 75% of the aggregate of the total number of meetings or actions by written consent of the Board of Directors. The Board of Directors has two standing committees: the Audit Committee and the Compensation Committee.

        During the fiscal year ended January 31, 1999, the Audit Committee of the Board of Directors held no meetings. The Audit Committee was created on July 13, 1998 and became effective on the effective date of the Company's initial public offering of its securities, November 19, 1998. The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of the Company's accountants, the scope of the annual audits, fees to be paid to the Company's accountants, the performance of the Company's accountants and the accounting practices of the Company. The members of the Audit Committee during the fiscal year ended January 31, 1999 were Peter G. Bodine and Tod H. Francis. The members of the Audit Committee for the fiscal year ended January 31, 2000 will be the same as for the previous fiscal year.

        During the fiscal year ended January 31, 1999, the Compensation Committee of the Board of Directors held no meetings. The Compensation Committee was created on July 13, 1998 and became effective on the effective date of the Company's initial public offering of its securities, November 19, 1998. The Compensation Committee reviews and approves the compensation and benefits for the Company's key executive officers, administers the Company's stock purchase, equity incentive and stock option plans, and makes recommendations to the Board of Directors regarding such matters. The members of the Compensation Committee during the fiscal year ended January 31, 1999 were Peter C. Wendell and Alan S. Fisher. The members of the Compensation Committee for the fiscal year ended January 31, 2000 will be the same as for the previous fiscal year.

DIRECTOR COMPENSATION

        Directors receive no cash remuneration for serving on the Board of Directors. Non-employee Board members are eligible for option grants pursuant to the provisions of the Automatic Option Grant Program under the Company's 1998 Omnibus Equity Incentive Plan. Under the Automatic Option Grant Program, each individual who first becomes a non-employee Board member after the date of the Company's initial public offering will be granted an option to purchase 7,500 shares of the Company's Common Stock on the date such individual joins the Board ("Initial Grant"). In addition, at each Annual Meeting of Stockholders, each individual who will continue to serve as a member of the Board after such meeting will receive an additional option to purchase 1,500 shares of Common Stock ("Annual Grant"). However, a director will not receive an Annual Grant in the same calendar year that he received an Initial Grant. The exercise price for each option granted under the Automatic Option Grant Program will be equal to the fair market value per share of the Common Stock on the automatic grant date. Each Initial Grant will become vested with respect to 25% of the option shares upon the completion of 12 months of service from the date of grant and with respect to an additional 1/48th of the option shares upon the completion of each of the next 36 months of service. Each Annual Grant will become fully vested on the first anniversary of the date of grant.

        Pursuant to the Automatic Option Grant Program, each of the non-employee Board members, Messrs. Bodine, Fisher, Francis, Schwab and Wendell, if re-elected, will receive an option to purchase 1,500 shares of the Company's Common Stock on the date of the Annual Meeting at an exercise price per share equal to the fair market value of the Company's Common Stock per share on the date of the Annual Meeting. Mr. Fisher received an option to purchase 7,500 shares of the Company's Common Stock on July 13, 1998 at an exercise price per share of $8.00. This option becomes vested with respect to 25% of the option shares upon the completion of 12 months of service from the vesting commencement date and with respect to an additional 1/48th of the option shares upon the completion of each of the next 36 months of service.

        Directors who are also employees of the Company are eligible to receive options and be issued shares of Common Stock directly under the 1998 Omnibus Equity Incentive Plan and are also eligible to participate in the Company's 1998 Employee Stock Purchase Plan.

ITEM 11  STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of March 31, 1999, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding shares of Common Stock, (ii) each of the Company's directors and the executive officers named in the Summary Compensation Table and
(iii) all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty
(60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.


                                                       NUMBER OF
                                                         SHARES
                                                      BENEFICIALLY    PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNERS                   OWNED(1)         CLASS(2)
-------------------------------------                   --------         --------
Sierra Ventures V, L.P. (3)                             2,688,145         23.9%
  3000 Sand Hill Road, Building 4, Suite 210
  Menlo Park, CA 94025
Entities affiliated with Trinity Ventures V,            1,118,219          9.9%
L.P.(4)
  3000 Sand Hill Road, Building 1, Suite 240
  Menlo Park, CA 94025
Entities affiliated with Needham Capital                  605,591          5.4%
Partners II, L.P. (5)
  445 Park Avenue, 3rd Floor
  New York, NY 10022
Chris MacAskill (6)                                       946,276          8.3%
Kim Orumchian (7)                                         730,182          6.5%
Donald P. Alvarez (8)                                      97,500            *
Dennis F. Capovilla (9)                                    97,500            *
Robert M. Cudd (10)                                        90,000            *
Peter G. Bodine (11)                                      343,607          3.1%
Alan S. Fisher (12)                                        17,500            *
Tod H. Francis (4)                                      1,118,219          9.9%
David C. Schwab (3)                                     2,688,145         23.9%
Peter C. Wendell (3)                                    2,688,145         23.9%
All directors and executive officers as a
group (11 people)                                       6,206,054         52.7%

----------

* Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.

(1) Percentage ownership is based on 11,250,066 shares of Common Stock outstanding on March 31, 1999.

(3) Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of March 31, 1999 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person. Except pursuant to applicable community property laws or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such stockholder. Unless otherwise indicated, the address of each of the individuals listed in the table is c/o Fatbrain.com, Inc., 1308 Orleans Drive, Sunnyvale, CA 94089.

(2) David C. Schwab, a director of the Company, is a venture partner of SV Associates V, L.P., Peter C. Wendell, a director of the Company, is a general partner of SV Associates V, L.P., SV Associates V, L.P. is the general partner of Sierra Ventures V, L.P. Each of Messrs. Schwab and Wendell disclaim beneficial ownership of the shares held by Sierra Ventures V, L.P. except to the extent of his pecuniary interest therein.

(3) Includes 1,056,480 shares held by Trinity Ventures V, LP and 61,739 shares held by Trinity Side-By-Side Fund V, LP. Tod H. Francis, a director of the Company, is a general partner of Trinity Ventures. Mr. Francis disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(4) Includes 359,536 shares held by Needham Capital Partners II, L.P., 166,667 shares held by Needham Capital SBIC, L.P. and 79,388 shares held by Needham Capital Partners II (Bermuda), L.P.

(5) Includes 109,815 shares of Common Stock issuable upon exercise of immediately exercisable options, 51,605 shares of which are subject to the Company's right of repurchase.

(6) Includes 55,182 shares of Common Stock issuable upon exercise of immediately exercisable options, 33,394 shares of which are subject to the Company's right of repurchase.

(7) Represents 97,500 shares of Common Stock issuable upon exercise of immediately exercisable options, 66,250 shares of which are subject to the Company's right of repurchase.

(8) Represents 97,500 shares of Common Stock issuable upon exercise of immediately exercisable options, 66,407 shares of which are subject to the Company's right of repurchase.

(9) Represents 90,000 shares of Common Stock issuable upon exercise of immediately exercisable options, 71,042 shares of which are subject to the Company's right of repurchase.

(10) Includes 232,888 shares held by APV Technology Partners, L.P., 58,222 shares held by APV Technology Partners U.S., L.P. and 52,497 shares held by APV Technology Partners II, L.P. (collectively, the "APV Funds"). Peter G. Bodine is a managing member of APV Management Co., L.L.C., the general partner of the APV Funds. Mr. Bodine disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(11) Represents 7,500 shares of Common Stock issuable upon exercise of immediately exercisable options, all of which are subject to the Company's right of repurchase.

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Since February 1, 1998, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company or any of its subsidiaries was or is to be a party in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer, holder of more than 5% of the Common Stock of the Company or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than (i) compensation agreements and other arrangements, which are described where required in Employment Contracts and Change in Control Arrangements and (ii) the transactions described below.

        The Company has issued, in private placement transactions (collectively, the "Private Placement Transactions"), shares of Preferred Stock as follows: an aggregate of 1,726,194 shares of Series D Preferred Stock at $4.20 per share in January 1998 and an aggregate of 857,624 shares of Series E Preferred Stock at $6.44 per share in May 1998. Each share of Preferred Stock converted into one share of Common Stock upon the closing of the Company's Initial Public Offering.

        The following table summarizes the shares of Preferred Stock purchased by Named Executive Officers, directors and 5% stockholders of the Company and persons and entities associated with them in the Private Placement Transactions.

                                               SERIES D      SERIES E
                                              PREFERRED     PREFERRED
INVESTOR (1)                                    STOCK         STOCK
------------                                    -----         -----
APV Technology Partners, L.P. (Peter            59,524        69,877
Bodine) (2)
Needham Capital Partners II, L.P. (3)          535,715        69,876
Sierra Ventures V, L.P. (Peter Wendell and     476,191        69,876
David Schwab)
Trinity Ventures V, LP (Tod Francis) (4)       238,096        23,292
Chris MacAskill                                     --           219

----------

(1) Shares held by affiliated persons and entities have been aggregated. See "Principal Stockholders."

(2) Includes shares held by APV Technology Partners, L.P., APV Technology Partners II, L.P. and APV Technology Partners U.S., L.P.

(3) Includes shares held by Needham Capital Partners II, L.P., Needham Capital SBIC, L.P. and Needham Capital Partners II (Bermuda), L.P.

(4) Includes shares held by Trinity Ventures, V, LP and Trinity Side-By-Side Fund V, LP.

        The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions, including loans between the Company and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, or the Compensation Committee and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 13  EXHIBITS, LIST AND REPORTS ON FORM 8-K

        (a)  Exhibits

             23.1**    - Independent Auditors' consent
             27.01**   - Financial Data Schedule

-------------
** Previously filed with the Registrant's Form 10-KSB on April 16, 1999.

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the fiscal year 1999.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 25, 1999.

                                            FATBRAIN.COM, INC.


                                            By: /s/    CHRIS MACASKILL
                                               ---------------------------------
                                               Chris MacAskill
                                               Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     /s/ CHRIS MACASKILL            Chief Executive Officer         6/25/99
--------------------------------     Chairman of the Board
       Chris MacAskill

     /s/ PETER G. BODINE*                  Director                 6/25/99
--------------------------------
       Peter G. Bodine

     /s/ ALAN S. FISHER*                   Director                 6/25/99
--------------------------------
       Alan S. Fisher

     /s/ TOD H. FRANCIS*                   Director                 6/25/99
--------------------------------
       Tod H. Francis

     /s/ DAVID C. SCHWAB*                  Director                 6/25/99
--------------------------------
       David C. Schwab

    /s/ PETER C. WENDELL*                  Director                 6/25/99
--------------------------------
      Peter C. Wendell

    /s/ DONALD P. ALVAREZ*          Vice President of Finance       6/25/99
--------------------------------   and Chief Financial Officer
      Donald P. Alvarez


*By: /s/ CHRIS MACASKILL
--------------------------------
       Chris MacAskill