Form 10QSB
period 1999-07-31
FATBRAIN COM INC
filed 1999-09-10
CIK 1066010

================================================================================
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         Commission file number 0-24871

                               FATBRAIN.COM, INC.
        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                       77-0389480
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                     Identification Number)


                                2550 WALSH AVENUE
                          SANTA CLARA, CALIFORNIA 95051
                    (Address of principal executive offices)

                                 (408) 845-0100
                (Issuer's telephone number, including area code)

        Indicate by check [X] whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                      (1)    Yes [X]        No
                                 ---           ---

                      (2)    Yes [X]        No
                                 ---           ---

        As of July 31, 1999 there were 11,340,384 shares of the Registrant's common stock outstanding.

--------------------------------------------------------------------------------
================================================================================

                               FATBRAIN.COM, INC.


                                   FORM 10-QSB

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                            PAGE
Item 1.    Financial Statements.............................................................  3

           Condensed Balance Sheets at January 31, 1999 and July 31, 1999...................  3

           Condensed Statements of Operations and Comprehensive Loss for the three and six months ended July 31, 1998 and July 31, 1999 ....................................  4

           Condensed Statements of Cash Flows for the three and six months ended
           July 31, 1998 and July 31, 1999..................................................  5

           Notes to Condensed Financial Statements..........................................  6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations.......................................................................  8

PART II.   OTHER INFORMATION................................................................ 24

Item 1.    Legal Proceedings................................................................ 24

Item 2.    Changes in Securities and Use of Proceeds........................................ 24

Item 3.    Defaults upon Senior Securities.................................................. 24

Item 4.    Submission of Matters to a Vote of Security Holders.............................. 24

Item 5.    Other Information................................................................ 24

Item 6.    Exhibits and Reports on Form 8-K................................................. 24

SIGNATURES.................................................................................. 26

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               FATBRAIN.COM, INC.
                            CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                 January 31,      July 31,
                                                                    1999           1999
                                                                 -----------    -----------
                                                                                (unaudited)
ASSETS
Current assets:
    Cash and equivalents                                          $  9,341       $  3,121
    Short-term investments                                           5,344             --
    Accounts receivable, net of allowance of $161 and $300           1,268          1,752
    Inventories                                                      3,204          5,871
    Prepaid expenses and other current assets                        1,068          1,514
                                                                  --------       --------
      Total current assets                                          20,225         12,258

Property and equipment, net                                          2,097          5,698
Investments                                                         14,181         10,522
Goodwill, net                                                        2,751          2,648
Other assets                                                           360            371
                                                                  --------       --------
      Total assets                                                $ 39,614       $ 31,497
                                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                              $  1,896       $  4,456
    Accrued expenses                                                 1,169          1,341
    Current portion of capital lease obligations                        18             18
                                                                  --------       --------
      Total current liabilities                                      3,083          5,815
Capital lease obligations                                               35             27
                                                                  --------       --------
      Total liabilities                                              3,118          5,842
Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000 authorized,
      none issued and outstanding                                       --             --
    Common stock, $0.001 par value, 50,000 and 50,000
      shares authorized, 11,172 and 11,340 shares issued and
      outstanding at January 31, 1999 and July 31, 1999,
      respectively                                                      11             11
    Additional paid-in capital                                      50,270         50,584
    Warrants                                                            12             12
    Unrealized loss on investments                                     (47)           (64)
    Accumulated deficit                                            (13,750)       (24,888)
                                                                  --------       --------
      Total stockholders' equity                                    36,496         25,655
                                                                  --------       --------
      Total liabilities and stockholders' equity                  $ 39,614       $ 31,497
                                                                  ========       ========


            See accompanying notes to condensed financial statements.

                               FATBRAIN.COM, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (in thousands, except per share data)

                                                            Three months ended July 31,   Six months ended July 31,
                                                            ---------------------------   -------------------------
                                                                1998          1999          1998           1999
                                                               --------      --------      --------      ---------
                                                                    (unaudited)                 (unaudited)
Revenues:
      Online                                                   $ 2,464       $ 5,785       $ 4,225       $ 10,276
      Retail and other                                           2,351         1,577         4,984          3,229
                                                               -------       -------       -------       --------
         Total revenues                                          4,815         7,362         9,209         13,505
Cost of revenues:
      Online                                                     1,965         4,529         3,291          8,172
      Retail and other                                           1,538         1,033         3,226          2,104
                                                               -------       -------       -------       --------
         Total cost of revenues                                  3,503         5,562         6,517         10,276
                                                               -------       -------       -------       --------
Gross profit                                                     1,312         1,800         2,692          3,229
Operating expenses:
      Sales and marketing                                        2,070         5,266         4,056          9,936
      Development and engineering                                  594         1,299         1,148          2,419
      General and administrative                                   681         1,340         1,224          2,518
                                                               -------       -------       -------       --------
         Total operating expenses                                3,345         7,905         6,428         14,873
                                                               -------       -------       -------       --------
Loss from operations                                            (2,033)       (6,105)       (3,736)       (11,644)
Interest, net                                                       67           177            99            506
                                                               -------       -------       -------       --------
Net loss                                                        (1,966)       (5,928)       (3,637)       (11,138)
Other comprehensive loss - unrealized loss on investments           --           (13)           --            (17)
                                                               -------       -------       -------       --------
Comprehensive loss                                             $(1,966)      $(5,941)      $(3,637)      $(11,155)
                                                               =======       =======       =======       ========
Basic and diluted net loss per share                           $ (1.28)      $ (0.52)      $ (2.37)      $  (0.99)
                                                               =======       =======       =======       ========
Shares used in calculating basic and diluted
    net loss per share                                           1,539        11,300         1,533         11,263
                                                               =======       =======       =======       ========


            See accompanying notes to condensed financial statements.

                               FATBRAIN.COM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         Three months ended July 31,      Six months ended July 31,
                                                                         ---------------------------      --------------------------
                                                                            1998            1999            1998             1999
                                                                           --------        --------        --------        ---------
                                                                                 (unaudited)                     (unaudited)
Cash flows from operating activities:
   Net loss                                                                $(1,966)        $(5,928)        $(3,637)        $(11,138)
   Adjustments to reconcile net loss to net cash used in operations:
      Depreciation and amortization                                            125             281             232              516
      Options granted to consultants                                            --              --               5               --
      Amortization of premium on investments                                    --             102              --              193
   Changes in current assets and liabilities:
      Accounts receivable                                                       35            (384)           (358)            (484)
      Inventories                                                             (622)           (379)           (296)          (2,667)
      Prepaid expenses and other assets                                       (676)            284            (613)            (478)
      Accounts payable                                                       1,005             251             (42)           2,560
      Accrued expenses                                                         (79)           (252)            (87)             172
                                                                           -------         -------         -------         --------
      Net cash used in operations                                           (2,178)         (6,025)         (4,796)         (11,326)

Cash flows from investing activities:
      Purchase of property and equipment                                      (402)         (2,534)           (645)          (3,993)
      Sale of investments                                                       --           4,504              --            8,793
                                                                           -------         -------         -------         --------
      Net cash (used in)/provided by investing activities                     (402)          1,970            (645)           4,800

Cash flows from financing activities:
      Repayment of capital lease obligation                                     (5)             (4)             (9)              (8)
      Issuance of preferred stock, net                                       5,499              --           5,524               --
      Net exercise of stock options and warrants                                84              31              84               87
      Employee stock purchase plan purchases                                    --             227              --              227
                                                                           -------         -------         -------         --------
      Net cash provided by financing activities                              5,578             254           5,599              306
                                                                           -------         -------         -------         --------

Net increase (decrease) in cash and equivalents:                             2,998          (3,801)            158           (6,220)
      Cash and equivalents at beginning of period                            2,134           6,922           4,974            9,341
                                                                           -------         -------         -------         --------
      Cash and equivalents at end of period                                $ 5,132         $ 3,121         $ 5,132         $  3,121
                                                                           =======         =======         =======         ========

Non-cash investing activity:
      Unrealized loss on investments                                            --             (13)             --              (17)

Supplemental disclosure of cash flow information:
      Cash paid for interest                                                     1               2               3                3
      Cash paid for income tax                                                  --              --              --               --

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

    Unaudited Interim Financial Information

        The condensed financial statements of Fatbrain.com, Inc. included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three and six months ended July 31, 1998 and July 31, 1999. These financial statements should be read in conjunction with the Company's audited financial statements as of January 31, 1999 and for the year then ended and notes thereto included in the Company's April 16, 1999 filing on Form 10-KSB. The results of operations for the three and six months ended July 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending January 31, 2000.

2.  SEGMENT INFORMATION

         On January 31, 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments in annual financial statements, along with related disclosures about products and services, geographic areas, and major customers. The information for the three and six months ended July 31, 1998 has been reclassified from the prior year's presentation to conform to the presentation for the three and six months ended July 31, 1999.

             Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker. By this definition, Fatbrain.com has three operating segments: internet commerce, retail stores, and online advertising. The segments presented here are those that were presented in the Company's filing on form 10-KSB for the year ended January 31, 1999, with the addition of the online advertising segment. These segments are differentiated based upon one of two criteria: the methods used to distribute product, or the nature of the product or service provided. For the internet commerce segment, products are ordered via the Company's web site and mailed directly to the customer through the Company's distribution system. The retail stores maintain inventory within the store in a traditional retail environment. These operating segments had similar product offerings in the three and six months ended July 31, 1998 and in the three and six months ended July 31, 1999. The online advertising segment generates revenue through the sale of advertising space on the Company's website. The Company began generating online advertising revenues in the quarter ended April 30, 1999. Unallocated revenues are generated primarily from trade shows and book fairs.

        The Company evaluates segment performance based on gross profit. The Company does not analyze the segments individually below the gross profit line. Direct operating expenses are those directly related to the operating segment (for example, direct salaries, rent, etc.) and exclude all corporate overhead expenses. Segment assets are not presented as all assets of the Company are commingled and are not available by segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

SEGMENT CONTRIBUTION

                                  Three months ended July 31,    Six months ended July 31,
                                  ---------------------------    -------------------------
                                       1998          1999           1998          1999
                                     --------      --------       --------      ---------
                                        (in thousands)                (in thousands)
Revenues (1):
  Internet commerce                  $ 2,464       $ 5,625        $ 4,225       $  9,831
  Retail stores                        2,343         1,576          4,973          3,195
  Online advertising                      --           160             --            445
  Unallocated                              8             1             11             34
                                     -------       -------        -------       --------
     Consolidated net revenues         4,815         7,362          9,209         13,505

Gross profit (1):
  Internet commerce                      499         1,096            934          1,659
  Retail stores                          803           544          1,770          1,113
  Online advertising                      --           160             --            445
  Unallocated                             10             0            (12)            12
                                     -------       -------        -------       --------
      Consolidated margin              1,312         1,800          2,692          3,229

Contribution (2):
  Internet commerce                      (49)         (438)           (21)        (1,082)
  Retail stores                          176           132            500            299
  Online advertising                      --           160             --            445
  Unallocated                              9            (3)           (15)           (12)
                                     -------       -------        -------       --------
      Consolidated contribution      $   136       $  (149)       $   464       $   (350)
                                     =======       =======        =======       ========

(1) The presentation of revenues and gross profit is consistent with the Company's internal presentation of financial information to management.

(2) Contribution is defined as gross profit, less direct operating expenses.

RECONCILIATION OF CONTRIBUTION TO NET LOSS

Consolidated Contribution            $   136       $  (149)       $   464       $   (350)
Interest income, net                      67           177             99            506
Indirect expenses                     (2,169)       (5,956)        (4,200)       (11,294)
                                     -------       -------        -------       --------
Net loss                             $(1,966)      $(5,928)       $(3,637)      $(11,138)
                                     =======       =======        =======       ========

        Geographic information. International sales, measured as shipments to addresses outside the United States were 13% and 11%, respectively, of total revenues for the three and six month periods ended July 31, 1998 and 11% and 12%, respectively, of total revenues for the three and six month periods ended July 31, 1999. No foreign country or geographical area accounted for more than 10% of revenue in any of the periods presented.

        Major customers. No individual customer accounted for 10% or more of the Company's consolidated revenues for the three and six months ended July 31, 1998 and July 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis of financial conditions and results of operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors That May Affect Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the "Risk Factors" section included in our Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on November 19, 1998 (Reg. No. 333-67397).

OVERVIEW

        Fatbrain.com, Inc. is the leading online retailer of information resources singularly focused on technical and business professionals. With over 300,000 information resource titles from more than 8,000 publishers, we offer our customers online access to a broad and comprehensive selection of technical and professional books, technology based training solutions, product manuals, research reports and other information resources. In addition to our extensive product offering, our online store features authoritative and compelling content, competitive pricing, an easy-to-use navigational interface and a variety of value-added services. We also operate two physical retail stores that complement our online business by generating increased online traffic and creating cross-promotional opportunities.

        We were incorporated in November 1994 as Computer Literacy Corporation and began selling technical books in February 1996, technology based training solutions in January 1998, product manuals in May 1998, research reports in June 1998, and professional resources for the engineering, science, mathematics and financial services industries in March 1999. We generate revenues from sale of these products through our online store, certain co-branded corporate online stores and our two retail locations as well as through trade shows and book fairs. We recognize revenue from our online store upon shipment and, from our physical retail stores, trade shows and book fairs, at the time of sale. In the three and six month periods ended July 31, 1999, we generated additional revenue by selling advertising space on our web site.

        Cost of revenues includes costs of products and inbound and outbound freight. These costs may vary as a percentage of total revenues in any given period due to a number of factors, including increased price competition, varied levels of cooperative advertising dollars received from certain publishers of books, changes in the size and timing of discounts and other promotional activities, and changes in product mix. For the three month periods ended July 31, 1998 and July 31, 1999, we purchased approximately 34% and 35%, respectively, of our books from Ingram Book Company ("Ingram"), an indirect reseller. In the six month periods ended July 31, 1998 and July 31, 1999 we purchased approximately 36% and 37%, respectively, of our books from Ingram. Although the primary advantage associated with purchasing from Ingram is just in time inventory management, we believe we will make a larger number of our purchases directly from publishers as our sales volume increases, thereby enabling us to take advantage of favorable volume discounts. For the three and six month periods ended July 31, 1999 we purchased approximately 17% and 18%, respectively, of our books from Pearson Education Division.

        Since inception, we have incurred significant net operating losses and expect to incur additional net operating losses for the foreseeable future. There can be no assurance that we will achieve profitability or that, if profitability is achieved, it will be sustained. As of July 31, 1999 we had an accumulated deficit of $24.9 million. We believe that our success will depend in large part on our ability to enhance our customers' online shopping experience, expand corporate relationships, build brand awareness, encourage customer loyalty, capitalize on the market for information resources, establish and leverage supplier relationships, maintain our technical focus and expand our expertise in the engineering, science, mathematics and financial services industries. Accordingly, we intend to invest heavily in marketing and promotion, our direct sales and telesales organizations, and infrastructure development. There can be no assurance that such expenditures will result in increased revenues or customer growth. Additionally, while in recent periods we have experienced significant growth in revenues, our customer base and repeat customer revenue, such growth rates are not sustainable, will decrease in the future and are not indicative of actual growth rates that we may experience. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results, including our operating expenses as a percentage of total revenues, are not necessarily meaningful and should not be relied upon as an indication of future performance. See "Risk Factors--Limited Operating History; Accumulated Deficit; Anticipated Losses."

RESULTS OF OPERATIONS

        The following table presents the Company's results of operations as a percentage of total revenues for the periods indicated.

                                          Quarter ended July 31,      Six months ended July 31,
                                          ----------------------      -------------------------
                                            1998           1999           1998           1999
                                           -----          -----          -----          -----
Revenues:
      Online                                51.2%          78.6%          45.9%          76.1%
      Retail and other                      48.8           21.4           54.1           23.9
                                           -----          -----          -----          -----
         Total revenues                    100.0          100.0          100.0          100.0
Cost of revenues (1):
      Online                                79.7           78.3           77.9           79.5
      Retail and other                      65.4           65.5           64.7           65.2
                                           -----          -----          -----          -----
         Total cost of revenues             72.8           75.6           70.8           76.1
                                           -----          -----          -----          -----
Gross profit                                27.2           24.4           29.2           23.9
Operating expenses:
      Sales and marketing                   43.0           71.5           44.0           73.6
      Development and engineering           12.3           17.6           12.5           17.9
      General and administrative            14.1           18.2           13.3           18.6
                                           -----          -----          -----          -----
         Total operating expenses           69.4          107.3           69.8          110.1
                                           -----          -----          -----          -----
    Loss from operations                   (42.2)         (82.9)         (40.6)         (86.2)
    Interest, net                            1.4            2.4            1.1            3.7
                                           -----          -----          -----          -----
    Net loss                               (40.8)%        (80.5)%        (39.5)%        (82.5)%
                                           =====          =====          =====          =====


(1) Cost of online revenue and cost of retail and other revenue are shown as a percentage of related online revenue and retail and other revenue, respectively.

THREE MONTHS ENDED JULY 31, 1998 COMPARED TO THREE MONTHS ENDED JULY 31, 1999

        Online Revenue. Online revenue is comprised of revenue from online sales of information resources, associated outbound shipping charges, net of returns and, to a lesser extent, the sale of advertising space on our web site. Online revenue increased from $2.5 million, or 51.2% of total revenues in the three months ended July 31, 1998, to $5.8 million, or 78.6% of total revenues in the three months ended July 31, 1999 primarily as a result of significant increases in our customer base (from 44,302 to 138,725), and repeat purchases from our existing customers.

        International sales represented approximately 26% and 14% of online revenue for the three months ended July 31, 1998 and the three months ended July 31, 1999, respectively.

        Retail and Other Revenue. Retail and other revenue is comprised primarily of revenue generated by our physical retail stores and, to a lesser extent, by trade shows and book fairs. Retail and other revenue decreased from $2.4 million, or 48.8% of total revenues for the three months ended July 31, 1998, to $1.6 million, or 21.4% of total revenues in the three months ended July 31, 1999, primarily as a result of an increased focus of our sales and marketing on the online business, as well as the closure of two retail stores, located in Cupertino, California and Vienna, Virginia, at the end of fiscal 1999. The Company periodically evaluates the location and productivity of its retail stores and may close, consolidate or relocate stores as conditions warrant. Any closure, consolidation or relocation of a retail store is likely to decrease retail and other revenue.

        Cost of Online Revenue. Cost of online revenue is comprised primarily of the cost of merchandise sold through our online store and associated inbound and outbound shipping costs. Cost of online revenue increased from $2.0 million, or 79.7% of online revenue for the three months ended July 31, 1998, to $4.5 million, or 78.3% of online revenue in the three months ended July 31, 1999. The increase in absolute dollars was attributable to increased online sales volume.

        Cost of Retail and Other Revenue. Cost of retail and other revenue is comprised of the cost of merchandise sold through our retail stores and at trade shows and book fairs and includes associated inbound and outbound shipping costs. Cost of retail and other revenue decreased from $1.5 million, or 65.4% of retail and other revenue in the three months ended July 31, 1998, to $1.0 million, or 65.5% of retail and other revenue in the three months ended July 31, 1999 primarily as a result of the decrease in retail and other sales.

        Gross Profit. Gross profit as a percentage of total revenues decreased from 27.2% in the three months ended July 31, 1998 to 24.4% in the three months ended July 31, 1999. The percentage decrease was primarily a result of the increase in online sales as a percent of total revenues, as well as our implementation of an online competitive pricing policy. We have offered, and expect to continue to offer in the foreseeable future, discounts on various product offerings to encourage new customers and online traffic. Such pricing pressure is likely to reduce gross margins in the future but may be partially offset by the change in mix of products sold towards higher margin technology based training materials, product manuals and research reports.

        Sales and Marketing Expenses. Sales and marketing expenses consist of direct expenses associated with our retail stores, as well as advertising, promotional and public relations expenditures, payroll and related expenses for personnel engaged in corporate sales, marketing and fulfillment. Sales and marketing expenses increased from $2.1 million, or 43.0% of total revenues in the three months ended July 31, 1998, to $5.3 million, or 71.5% of total revenues in the three months ended July 31, 1999. The increase in absolute dollars was primarily attributable to the expansion of our online store and its direct sales force, plus an increase in advertising, branding, public relations and other promotional expenditures to support our name change. The increase was also due to the increased personnel and related expenses required to implement our marketing strategy and fulfill customer demand. We intend to continue to pursue aggressive branding, marketing and telesales campaigns to generate increased online traffic and acquire customers. Accordingly, we expects sales and marketing expenses to increase in absolute dollars for the foreseeable future, but decrease as a percentage of total revenues as total revenues increase.

        Development and Engineering Expenses. Development and engineering expenses primarily consist of costs associated with systems and telecommunications infrastructure, editorial operations and content acquisition. Development and engineering expenses increased from $594,000, or 12.3% of total revenues in the three months ended July 31, 1998, to $1.3 million, or 17.6% of total revenues in the three months ended July 31, 1999. The increase in absolute dollars was primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of our online store and transaction-processing systems, as well as increased investments in systems and telecommunications infrastructure. To date, all development and engineering costs have been expensed as incurred. We believe that continued investment in systems and infrastructure development is critical to attaining our strategic objectives and, as a result, expect development and engineering expenses to increase significantly in absolute dollars for the foreseeable future, but decrease as a percentage of total revenues as total revenues increase.

        General and Administrative Expenses. General and administrative expenses consist of payroll and related costs associated with executive, accounting and administrative personnel, recruiting, professional service fees and other general corporate expenses. General and administrative expenses increased from $681,000, or 14.1% of total revenues in the three months ended July 31, 1998, to $1.3 million or 18.2% of total revenues in the three months ended July 31, 1999. This increase in absolute dollars was primarily due to increased salaries and related expenses associated with the hiring of additional personnel and increases in professional fees. We expect general and administrative expenses to increase in absolute dollars as we expand our staff and incur additional costs related to the expansion of our business and the costs resulting from being a public company, but decrease as a percentage of total revenues as total revenues increase.

        Interest, Net. Net interest income increased from $67,000 in the three months ended July 31, 1998, to $177,000 in the three months ended July 31, 1999 due to interest earned on the remaining proceeds from our initial public offering in November 1998.

SIX MONTHS ENDED JULY 31, 1998 COMPARED TO SIX MONTHS ENDED JULY 31, 1999

        Online Revenue. Online revenue increased from $4.2 million, or 45.9% of total revenues in the six months ended July 31, 1998, to $10.3 million, or 76.1% of total revenues in the six months ended July 31, 1999 primarily as a result of significant increases in our customer base (from 44,302 to 138,725), and repeat purchases from our existing customers.

        International sales represented approximately 23% and 16% of online revenue for the six months ended July 31, 1998 and the six months ended July 31, 1999, respectively.

        Retail and Other Revenue. Retail and other revenue decreased from $5.0 million, or 54.1% of total revenues for the six months ended July 31, 1998, to $3.2 million, or 23.9% of total revenues in the six months ended July 31, 1999 primarily as a result of an increased focus of our sales and marketing on the online business, as well as the closure of two retail stores, located in Cupertino, California and Vienna, Virginia, at the end of fiscal 1999.

        Cost of Online Revenue. Cost of online revenue increased from $3.3 million, or 77.9% of online revenue for the six months ended July 31, 1998, to $8.2 million, or 79.5% of online revenue in the six months ended July 31, 1999. The increase in absolute dollars was attributable to increased online sales volume.

        Cost of Retail and Other Revenue. Cost of retail and other revenue decreased from $3.2 million, or 64.7% of retail and other revenue in the six months ended July 31, 1998, to $2.1 million, or 65.2% of retail and other revenue in the six months ended July 31, 1999 primarily as a result of the decrease in retail and other sales.

        Gross Profit. Gross profit as a percentage of total revenues decreased from 29.2% in the six months ended July 31, 1998 to 23.9% in the six months ended July 31, 1999 as the higher margin retail and other revenue represented a smaller portion of total revenue.

        Sales and Marketing Expenses. Sales and marketing expenses increased from $4.1 million, or 44.0% of total revenues in the six months ended July 31, 1998, to $9.9 million, or 73.6% of total revenues in the six months ended July 31, 1999. The increase in absolute dollars was primarily attributable to the expansion of our online store and its direct sales force, plus an increase in advertising, branding, public relations and other promotional expenditures to support our name change. The increase was also due to the increased personnel and related expenses required to implement our marketing strategy and fulfill customer demand.

        Development and Engineering Expenses. Development and engineering expenses increased from $1.1 million, or 12.5% of total revenues in the six months ended July 31, 1998, to $2.4 million, or 17.9% of total revenues in the six months ended July 31, 1999. The increase in absolute dollars was primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of our online store and transaction-processing systems, as well as increased investments in systems and telecommunications infrastructure.

        General and Administrative Expenses. General and administrative expenses increased from $1.2 million, or 13.3% of total revenues in the six months ended July 31, 1998, to $2.5 million or 18.6% of total revenues in the six months ended July 31, 1999. This increase in absolute dollars was primarily due to increased salaries and related expenses associated with the hiring of additional personnel and increases in professional fees.

        Interest, Net. Net interest income increased from $99,000 in the six months ended July 31, 1998, to $506,000 in the six months ended July 31, 1999 due to interest earned on the remaining proceeds from our initial public offering in November 1998.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have financed our operations primarily through private sales of preferred stock which totaled approximately $19.3 million (net of issuance costs), and public sale of common stock in our initial public offering in November 1998 which totaled approximately $30.8 million net of issuance costs.

        Net cash used in operating activities was $2.2 million in the three months ended July 31, 1998 and $6.0 million in the three months ended July 31, 1999. Cash used in operating activities in the three months ended July 31,

1998 was primarily attributable to a net loss of $2.0 million and increases of $622,000 and $676,000, respectively, in inventories and prepaid expenses and other assets, partially offset by an increase of $1.0 million in accounts payable, as well as depreciation and amortization. For the three months ended July 31, 1999, cash used in operating activities primarily resulted from a net loss of $5.9 million plus increases of $384,000 and $379,000, respectively, in accounts receivable and inventories and a decrease of $252,000 in accrued expenses, offset by a decrease in prepaid expenses and other assets of $284,000 and an increase in accounts payable of $251,000, as well as depreciation and amortization.

        Net cash used in operating activities was $4.8 million in the six months ended July 31, 1998 and $11.3 million in the six months ended July 31, 1999. Cash used in operating activities in the six months ended July 31, 1998 was primarily attributable to a net loss of $3.6 million and increases of $358,000, $296,000 and $613,000, respectively, in accounts receivable, inventories and prepaid expenses and other assets, partially offset by depreciation and amortization. For the six months ended July 31, 1999, cash used in operating activities primarily resulted from a net loss of $11.1 million plus increases of $484,000, $2.7 million and $478,000, respectively, in accounts receivable, inventories, and prepaid expenses and other current assets, partially offset by a $2.6 million increase in accounts payable, as well as depreciation and amortization.

        Net cash used in investing activities was $402,000 in the three months ended July 31, 1998, and was attributable to purchases of property and equipment. Net cash provided by investing activities was $2.0 million in the three months ended July 31, 1999 and was attributable to $4.5 million in sales of investments, offset by $2.5 million used to purchase property and equipment. Net cash used in investing activities was $645,000 in the six months ended July 31, 1998, and was attributable to purchases of property and equipment. Net cash provided by investing activities was $4.8 million in the six months ended July 31, 1999 and was attributable to $8.8 million in sales of investments, offset by $4.0 million used to purchase property and equipment.

        Cash provided by financing activities was $5.6 million in the three months ended July 31, 1998 and was primarily attributable to a $5.5 million preferred stock issuance. Cash provided by financing activities was $254,000 in the three months ended July 31, 1999 and was due primarily to $227,000 in purchases under our employee stock purchase plan, as well as stock option exercises. Cash provided by financing activities was $5.6 million in the six months ended July 31, 1999. Cash provided by financing activities was $306,000 in the six months ended July 31, 1999. We have a $4.0 million line of credit which expires on December 31, 1999. As of July 31, 1999, we had no borrowings outstanding under our line of credit.

        As of July 31, 1999 we had $3.1 million of cash and equivalents and $10.5 million of investments. As of that date, our principal commitments consisted of obligations outstanding under an agreement with CBT Systems, Ltd. and operating and capital leases. Although we have no material long-term commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

        We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks. These risks should be read in conjunction with the "Risk Factors" section included in our Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on November 19, 1998 (Reg. No. 333-67397).

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

        Since inception, we have incurred significant net operating losses and expect to incur additional net operating losses for the foreseeable future. We may not achieve profitability and if achieved, profitability may not be sustained. As of July 31, 1999, we had an accumulated deficit of $24.9 million. We believe that our success will depend in large part on our ability to:

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

           - The introduction of books, technology based training solutions, product manuals, and research reports;

           - The level of merchandise returns we experience;

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

RISKS ASSOCIATED WITH ENTRY INTO NEW BUSINESS AREAS

        For the three and six month periods ended July 31, 1999 approximately 81% of our online revenues were derived from sales of books. We recently expanded our product offerings to include technology based training materials, product manuals and research reports, and future revenues from these new product offerings are difficult to forecast. Additionally, we expanded our focus to include resource materials for professionals in the engineering, science, mathematics and financial services industries, and future revenues from these new areas are difficult to forecast.

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

        We believe that the principal competitive factors on which we compete in our market include:

           - Brand recognition;

           - Selection;

           - Personalized services;

           - Convenience;

           - Price;

           - Accessibility;

           - Customer service;

           - Quality of search tools;

           - Quality of editorial and other site content; and

           - Reliability and speed of fulfillment.

        Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than Fatbrain.com. In addition, online retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Certain of our competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Web site and systems development than we can.

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

        New technologies and the expansion of existing technologies may increase the competitive pressure we experience. For example, applications that select specific titles from a variety of Web sites may channel customers to online booksellers that are our competitors. Companies that control access to transactions through a network or Web browsers could also promote our competitors or charge us a substantial fee for inclusion. In addition, vendors of information resources such as technology based training materials could provide direct access to training programs online. We may be unable to compete successfully against current and future competitors, and competitive pressures faced by us could seriously harm our business, financial condition, results of operations, and cash flows.

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

        To manage the expected growth of our operations and personnel, we will need to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls. In addition, we will need to expand, train and manage an increasing employee base. We will also need to expand our finance, administrative and operations staff. Our management will be required to maintain and expand our relationships with:

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

RISKS ASSOCIATED WITH NEW BRAND

        We believe we must establish, maintain and enhance our "Fatbrain.com" brand. We have only been operating under the "Fatbrain.com" name since the end of March 1999. To attract and retain online users and to promote and maintain our new brand, we may need to substantially increase our marketing expenditures to create and maintain strong brand loyalty among our customers. Additionally, customers may react negatively to our new brand. Our business could be adversely affected if our customers react negatively, our marketing efforts are unproductive or if we cannot increase our brand awareness and acceptance. If we fail to promote and maintain our brand, or if we incur excessive expenses in an attempt to do so, our business, results of operations, financial condition and cash flows would be seriously harmed.

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

FULFILLMENT CENTER RELOCATION

         We moved our warehousing and fulfillment of orders to Erlanger, Kentucky in May 1999 in order to be closer to certain publishers, wholesalers, distributors and delivery services. At the same time we moved from a manual distribution process to a software-supported solution from Manhattan Associates, PKMS Warehouse Management System. Relocating such services and moving to an automated distribution process may not result in operating efficiencies or may cause a significant disruption in the fulfillment of orders, the distraction of management and other key personnel and the expenditure of significant financial and other resources. Any such disruption, distraction or expenditure could seriously harm our business, financial condition, results of operations, and cash flows.

SALES AND OTHER TAX COLLECTION

        We do not currently collect sales or other similar taxes in respect of shipments of goods into states other than California and Kentucky. However, one or more states or foreign countries may seek to impose sales tax collection obligations on out-of-state or foreign companies which engage in electronic commerce. In addition, any new operations we establish in states outside California and Kentucky could subject shipments into such states to state sales taxes. A successful assertion by one or more states or any foreign country that we should collect sales or other similar taxes on the sale of merchandise could seriously harm our business, financial condition, results of operations, and cash flows.

RISK OF SYSTEM FAILURE; SINGLE SITE AND ORDER INTERFACE

        Our success, in particular our ability to successfully receive and fulfill online orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Substantially all of our computer and communications hardware is currently located at a single leased facility in Santa Clara, California. Our systems and operations are vulnerable to damage or interruption from a number of sources, including:

           - Fire;

           - Flood;

           - Power loss;

           - Telecommunications failure;

           - Break-ins; and

           - Earthquake and similar events.

        We have experienced minor and infrequent system interruptions in the past. We do not presently have a formal disaster recovery plan and do not carry sufficient business interruption insurance to compensate us for losses that may occur. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Such disruptions could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could seriously harm our business, financial condition, results of operations, and cash flows.

RELIANCE ON CERTAIN SUPPLIERS

        For the three and six months ended July 31, 1999, we purchased approximately 35% and 37%, respectively, of our products from Ingram Book Company ("Ingram") and 17% and 18%, respectively, of our products from Pearson Education Division. We rely to a large extent on rapid fulfillment from Ingram and other vendors. We generally have no commitments to or arrangements with any of our vendors that guarantee the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. Our current vendors may not continue to sell merchandise to us on current terms. In addition, we may be unable to establish new or extend current vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. If we were unable to develop and maintain relationships with vendors that would allow us to obtain sufficient quantities of merchandise on acceptable commercial terms, our business, financial condition, results of operations, and cash flows would be seriously harmed.

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

        In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet continues to experience significant expansion in the number of users, frequency of use or bandwidth requirements, the infrastructure for the Internet may be unable to support the demands placed upon it. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Internet generally and Fatbrain.com in particular. Our business, financial condition, results of operations, and cash flows would be seriously harmed if:

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

        We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that our activities or those of third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent security breaches and failure to prevent such security breaches may seriously harm our business, financial condition, results of operations, and cash flows.

RISKS ASSOCIATED WITH INTERNATIONAL SALES

        For the three and six months ended July 31, 1999, international sales accounted for approximately 14% and 16%, respectively, of our online revenue. We expect that our percentage of online revenue from international markets will continue to represent a significant portion of our total revenue. Our international business activities are subject to a variety of potential risks, including the adoption of laws, political and economic conditions and actions by third parties that would restrict or eliminate our ability to do business in certain jurisdictions. Although we currently transact business in U.S. dollars, to the extent that we determine to transact business in foreign currencies, we will become subject to the risks attendant to transacting in foreign currencies, including potential adverse effects of exchange rate fluctuations.

YEAR 2000 COMPLIANCE

        Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish dates in the 1900's from dates in the 2000's. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Although we believe that our products and internal systems are Year 2000 compliant, we utilize third-party equipment and software that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the Year 2000 and thereafter could require us to incur unanticipated expenses to remedy any problems, which could seriously harm our business, results of operations, financial condition and cash flows.

        Any failure to make our products Year 2000 compliant could result in:

           - A decrease in sales of our products;

           - An increase in the allocation of resources to address Year 2000 problems of our customers without additional revenue commensurate with such dedication of resources; and

           - An increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems.

        Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by us, which could seriously harm our business, financial condition, results of operations and cash flows. We have conducted a preliminary review of our internal computer systems to identify the systems that could be affected by the Year 2000 issue and to develop a plan to resolve the issue. Based on this preliminary review, we currently have no reason to believe that our internal software systems are not Year 2000 compliant. However, we will continue to evaluate our systems and in the event we conclude that our systems are not Year 2000 compliant, we will develop a contingency plan to address these issues. There can be no assurance that Year 2000 compliance issues will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

TRADEMARKS AND PROPRIETARY RIGHTS; UNLICENSED ARRANGEMENTS AND MATERIALS

        We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. Further, we rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, partners and others to protect our proprietary rights. We pursue the registration of our trademarks and service marks in the U.S. and internationally, and have applied for the registration of certain of our trademarks and service marks. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. While we attempt to ensure that the quality of our brand is maintained by such licensees, such licensees may take actions that could seriously harm the value of our proprietary rights or reputation and in turn our business, financial condition, results of operations, and cash flows. The steps we have taken to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, trade dress and similar proprietary rights.

        In addition, other parties may assert infringement claims against us. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We are not currently aware of any legal proceedings pending or threatened against us. In addition, we display reviews and articles on technical subjects in our online store. Some reviews and articles may be copyrighted and we may not have explicit permission from the author for use of such intellectual property. The authors may assert infringement claims against us. If a claim is asserted alleging that we have infringed the proprietary rights of a third party, we may be required to seek licenses to continue to use such intellectual property. The failure to obtain the necessary licenses or other rights at a reasonable cost could seriously harm our business, financial condition, results of operations, and cash flows.

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

        As our service is offered over the Internet in multiple states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. The failure by us to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify. It is possible that the governments of other states and foreign countries also might attempt to regulate the content of our online store or prosecute us for violations of their laws. Violations of local laws may be alleged or charged by state or foreign governments. Further, we might unintentionally violate such laws and such laws may be modified and new laws may be enacted in the future.

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

POSSIBLE VOLATILITY OF STOCK PRICE

        The trading price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to such factors as:

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

           - Sales of Common Stock; and

           - Other events or factors, many of which are beyond our control.

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

ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS AND DELAWARE LAW

        Our Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be seriously harmed by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may seriously harm the voting and other rights of the holders of Common Stock. We have no present plans to issue shares of Preferred Stock. Further, certain provisions of our Second Amended and Restated Certificate of Incorporation and Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

               None

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

               Not applicable

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

               Not applicable

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               The Company's annual meeting of stockholders was held on June 29, 1999 in Santa Clara, California. Of the 11,109,210 shares outstanding as of the record date, 9,049,046 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of security holders:

               1. The following nominees were elected as directors, each to hold office until his successor is elected and qualified, by the vote set forth below:

               ---------------------- ------------------- -------------------
               Nominee                For                 Withheld
               ---------------------- ------------------- -------------------
               Chris MacAskill        9,030,528           18,518
               ---------------------- ------------------- -------------------
               Kim Orumchian          9,030,528           18,518
               ---------------------- ------------------- -------------------
               Peter G. Bodine        9,030,528           18,518
               ---------------------- ------------------- -------------------
               Alan S. Fisher         9,030,528           18,518
               ---------------------- ------------------- -------------------
               Tod H. Francis         9,030,528           18,518
               ---------------------- ------------------- -------------------
               David C. Schwab        9,030,528           18,518
               ---------------------- ------------------- -------------------
               Peter C. Wendell       9,030,528           18,518
               ---------------------- ------------------- -------------------

               2. Ratification of the appointment of Deloitte & Touche, LLP, as independent accountants of the Company for the fiscal year ended
               January 31, 2000:

               ---------------------- ------------------- -------------------
               For                    Opposed             Abstained
               ---------------------- ------------------- -------------------
               9,032,478              3,338               13,230
               ---------------------- ------------------- -------------------

ITEM 5.        OTHER INFORMATION.

               Not applicable

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a) The following exhibit is filed as part of this report:

                   27.01 - Financial Data Schedule

               (b) Reports on Form 8-K

                   No Reports on Form 8-K were filed during the three months ended July 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 10, 1999                     FATBRAIN.COM, INC.
                                       (Registrant)



                                       By: /s/ Donald P. Alvarez
                                          --------------------------------------
                                           Donald P. Alvarez
                                           Vice President of Finance and
                                           Administration and Chief Financial
                                           Officer (Duly Authorized Officer and
                                           Principal Financial Officer)

                                 EXHIBIT INDEX

No.                     Description
---                     -----------
27.01          Financial Data Schedule