Form 10QSB
period 1999-10-31
FATBRAIN COM INC
filed 1999-12-14
CIK 1066010

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         Commission file number 0-24871

                               Fatbrain.com, Inc.
        (Exact name of small business issuer as specified in its charter)

                DELAWARE                               77-0389480
            (State or other                         (I.R.S. Employer
            jurisdiction of                       Identification Number)
            incorporation or
             organization)

                                2550 WALSH AVENUE
                          SANTA CLARA, CALIFORNIA 95051
                    (Address of principal executive offices)

                             ----------------------

                                 (408) 845-0100
                (Issuer's telephone number, including area code)

                             ----------------------

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

             (2)        Yes  [X]                 No  [ ]

        As of October 31, 1999 there were 11,414,848 shares of the Registrant's common stock outstanding.

================================================================================

                               FATBRAIN.COM, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                                           PAGE
                                                                                           ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheets at January 31, 1999 and October 31, 1999...............   3

           Condensed Statements of Operations and Comprehensive Loss for the
           three and nine months ended October 31, 1998 and October 31, 1999 ..............   4

           Condensed Statements of Cash Flows for the three and nine months
           ended October 31, 1998 and October 31, 1999.....................................   5

           Notes to Condensed Financial Statements.........................................   6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................................   8

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings...............................................................  24

Item 2.    Changes in Securities and Use of Proceeds.......................................  24

Item 3.    Defaults upon Senior Securities.................................................  24

Item 4.    Submission of Matters to a Vote of Security Holders.............................  24

Item 5.    Other Information...............................................................  24

Item 6.    Exhibits and Reports on Form 8-K................................................  24

SIGNATURES.................................................................................  25

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements.

                               FATBRAIN.COM, INC.
                            CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                      January 31,          October 31,
                                                                         1999                 1999
                                                                      ----------           ----------
                                                                                           (unaudited)
ASSETS
Current assets:
    Cash and equivalents                                              $    9,341           $    1,117
    Short-term investments                                                 5,344                   --
    Accounts receivable, net of allowance of $161 and $354                 1,268                2,813
    Inventories                                                            3,204                6,777
    Prepaid expenses and other current assets                              1,068                1,544
                                                                      ----------           ----------
      Total current assets                                                20,225               12,251

Property and equipment, net                                                2,097                9,301
Investments                                                               14,181                5,608
Goodwill, net                                                              2,751                2,597
Other assets                                                                 360                  320
                                                                      ----------           ----------
      Total assets                                                    $   39,614           $   30,077
                                                                      ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                  $    1,896           $    8,826
    Accrued expenses                                                       1,169                2,439
    Current portion of capital lease obligations                              18                   18
                                                                      ----------           ----------
      Total current liabilities                                            3,083               11,283
Line of credit                                                                --                2,000
Capital lease obligations                                                     35                   21
                                                                      ----------           ----------
      Total liabilities                                                    3,118               13,304
Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000 authorized,
      none issued and outstanding                                             --                   --
    Common stock, $0.001 par value, 50,000 and 50,000
      shares authorized, 11,172 and 11,415 shares issued and
      outstanding at January 31, 1999 and October 31, 1999,
      respectively                                                            11                   11
    Additional paid-in capital                                            50,270               50,704
    Warrants                                                                  12                  127
    Unrealized loss on investments                                           (47)                 (36)
    Accumulated deficit                                                  (13,750)             (34,033)
                                                                      ----------           ----------
      Total stockholders' equity                                          36,496               16,773
                                                                      ----------           ----------
      Total liabilities and stockholders' equity                      $   39,614           $   30,077
                                                                      ==========           ==========

            See accompanying notes to condensed financial statements.

                               FATBRAIN.COM, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (in thousands, except per share data)

                                                                   Three months ended                Nine months ended
                                                                       October 31,                       October 31,
                                                               ---------------------------      ---------------------------
                                                                 1998              1999           1998              1999
                                                               ----------       ----------      ----------       ----------
                                                                       (unaudited)                      (unaudited)
Revenues:
      Online                                                   $    2,934       $    8,248      $    7,159       $   18,524
      Retail and other                                              2,296            1,731           7,280            4,960
                                                               ----------       ----------      ----------       ----------
         Total revenues                                             5,230            9,979          14,439           23,484
Cost of revenues:
      Online                                                        2,347            6,795           5,638           14,967
      Retail and other                                              1,501            1,124           4,727            3,228
                                                               ----------       ----------      ----------       ----------
         Total cost of revenues                                     3,848            7,919          10,365           18,195
                                                               ----------       ----------      ----------       ----------
Gross profit                                                        1,382            2,060           4,074            5,289
Operating expenses:
      Sales and marketing                                           2,759            7,505           6,815           17,441
      Development and engineering                                     763            1,830           1,911            4,249
      General and administrative                                      799            1,959           2,023            4,477
                                                               ----------       ----------      ----------       ----------
         Total operating expenses                                   4,321           11,294          10,749           26,167
                                                               ----------       ----------      ----------       ----------
Loss from operations                                               (2,939)          (9,234)         (6,675)         (20,878)
Interest, net                                                          45               89             144              595
                                                               ----------       ----------      ----------       ----------
Net loss                                                           (2,894)          (9,145)         (6,531)         (20,283)
Other comprehensive income - unrealized gain on investments            --               28              --               11
                                                               ----------       ----------      ----------       ----------
Comprehensive loss                                             $   (2,894)      $   (9,117)     $   (6,531)      $  (20,272)
                                                               ==========       ==========      ==========       ==========
Basic and diluted net loss per share                           $    (1.84)      $    (0.80)     $    (4.22)      $    (1.79)
                                                               ==========       ==========      ==========       ==========
Shares used in calculating basic and diluted
    net loss per share                                              1,571           11,378           1,546           11,301
                                                               ==========       ==========      ==========       ==========

                  See accompanying notes to condensed financial statements.

                               FATBRAIN.COM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      Three months ended               Nine months ended
                                                                           October 31,                      October 31,
                                                                  ---------------------------       ---------------------------
                                                                     1998             1999             1998             1999
                                                                  ----------       ----------       ----------       ----------
                                                                          (unaudited)                       (unaudited)
Cash flows from operating activities:
   Net loss                                                       $   (2,894)      $   (9,145)      $   (6,531)      $  (20,283)
   Adjustments to reconcile net loss to net cash used in
     operations:
      Depreciation and amortization                                      183              392              415              908
      Options granted to consultants                                      --              115                5              115
      Amortization of premium on investments                              --               69               --              262
   Changes in current assets and liabilities:
      Accounts receivable                                               (259)          (1,061)            (617)          (1,545)
      Inventories                                                       (117)            (906)            (413)          (3,573)
      Prepaid expenses and other assets                                 (237)               8             (850)            (470)
      Accounts payable                                                    11            4,370              (31)           6,930
      Accrued expenses                                                   477            1,098              390            1,270
                                                                  ----------       ----------       ----------       ----------
      Net cash used in operations                                     (2,836)          (5,060)          (7,632)         (16,386)

Cash flows from investing activities:
      Purchase of property and equipment                                (216)          (3,931)            (861)          (7,924)
      Sale of investments                                                 --            4,873               --           13,666
                                                                  ----------       ----------       ----------       ----------
      Net cash (used in)/provided by investing activities               (216)             942             (861)           5,742

Cash flows from financing activities:
      Repayment of capital lease obligation                               (4)              (6)             (13)             (14)
      Borrowings under line of credit                                     --            2,000               --            2,000
      Proceeds from issuance of preferred stock, net                      --               --            5,524               --
      Net proceeds from exercise of stock options and warrants             9              120               93              207
      Proceeds from employee stock plan purchases                         --               --               --              227
                                                                  ----------       ----------       ----------       ----------
      Net cash provided by financing activities                            5            2,114            5,604            2,420
                                                                  ----------       ----------       ----------       ----------

Net increase (decrease) in cash and equivalents:                      (3,047)          (2,004)          (2,889)          (8,224)
      Cash and equivalents at beginning of period                      5,132            3,121            4,974            9,341
                                                                  ----------       ----------       ----------       ----------
      Cash and equivalents at end of period                       $    2,085       $    1,117       $    2,085       $    1,117
                                                                  ==========       ==========       ==========       ==========

Non-cash investing activity:
      Unrealized gain on investments                                      --               28               --               11
Supplemental disclosure of cash flow information:
      Cash paid for interest                                               2               --                5                4
      Cash paid for income tax                                            --               --               --               --


            See accompanying notes to condensed financial statements.

                               FATBRAIN.COM, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

     1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

        Description of Business and Basis of Presentation

               Fatbrain.com, Inc., formerly Computer Literacy, Inc., (the "Company") was incorporated in California in November 1994 and reincorporated in Delaware in May 1998. The Company is an online retailer of professional books, technology based training solutions, corporate documentation and other information resources, all of which are targeted to business and technical professionals. In addition, in October 1999 the Company introduced eMatter, a secure digital publishing channel to allow authors and publishers to publish and sell works online. Business is transacted through the Company's online store or through its two physical retail locations.

        Unaudited Interim Financial Information

               The condensed financial statements of Fatbrain.com, Inc. included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three and nine months ended October 31, 1998 and October 31, 1999. These financial statements should be read in conjunction with the Company's audited financial statements as of January 31, 1999 and for the year then ended and notes thereto included in the Company's April 16, 1999 filing on Form 10-KSB. The results of operations for the three and nine months ended October 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending January 31, 2000.

     2. SEGMENT INFORMATION

               On January 31, 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments in annual financial statements, along with related disclosures about products and services, geographic areas, and major customers. The information for the three and nine months ended October 31, 1998 has been reclassified from the prior year's presentation to conform to the presentation for the three and nine months ended October 31, 1999.

               Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker. By this definition, Fatbrain.com has three operating segments: internet commerce, retail stores, and online advertising. The segments presented here are those that were presented in the Company's filing on form 10-KSB for the year ended January 31, 1999, with the addition of the online advertising segment. These segments are differentiated based upon one of two criteria: the methods used to distribute product, or the nature of the product or service provided. For the internet commerce segment, products are ordered via the Company's web site and mailed directly to the customer through the Company's distribution system. The retail stores maintain inventory within the store in a traditional retail environment. These operating segments had similar product offerings in the three and nine months ended October 31, 1998 and in the three and nine months ended October 31, 1999. The online advertising segment generates revenue through the sale of advertising space on the Company's website. The Company began generating online advertising revenues in the quarter ended April 30, 1999. The Company had no online advertising revenue in the three months ended October 31, 1999. Unallocated revenues are generated primarily from trade shows and book fairs.

SEGMENT CONTRIBUTION

                                        Three months ended                 Nine months ended
                                             October 31,                       October 31,
                                     ---------------------------       ---------------------------
                                        1998               1999           1998              1999
                                     ----------       ----------       ----------       ----------
                                           (in thousands)                    (in thousands)
Revenues (1):
  Internet commerce                  $    2,934       $    8,248       $    7,159       $   18,079
  Retail stores                           2,252            1,711            7,225            4,906
  Online advertising                         --               --               --              445
  Unallocated                                44               20               55               54
                                     ----------       ----------       ----------       ----------
     Consolidated net revenues            5,230            9,979           14,439           23,484

Gross profit (1):
  Internet commerce                         587            1,453            1,521            3,112
  Retail stores                             782              604            2,550            1,717
  Online advertising                         --               --               --              445
  Unallocated                                13                3                3               15
                                     ----------       ----------       ----------       ----------
      Consolidated margin                 1,382            2,060            4,074            5,289

Contribution (2):
  Internet commerce                        (103)          (2,098)            (125)          (3,180)
  Retail stores                             157              190              654              489
  Online advertising                         --               --               --              445
  Unallocated                                 4               (3)              (8)             (15)
                                     ----------       ----------       ----------       ----------
      Consolidated contribution      $       58       $   (1,911)      $      521       $   (2,261)
                                     ==========       ==========       ==========       ==========

-------------
(1) The presentation of revenues and gross profit is consistent with the Company's internal presentation of financial information to management.
(2)  Contribution is defined as gross profit, less direct operating expenses.

RECONCILIATION OF CONTRIBUTION TO NET LOSS


Consolidated Contribution            $       58       $   (1,911)      $      521       $   (2,261)
Interest income, net                         45               89              144              595
Indirect expenses                        (2,997)          (7,323)          (7,196)         (18,617)
                                     ----------       ----------       ----------       ----------
Net loss                             $   (2,894)      $   (9,145)      $   (6,531)      $  (20,283)
                                     ==========       ==========       ==========       ==========

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

        Geographic information. International sales, measured as shipments to addresses outside the United States were 11% of total revenues for both the three and nine month periods ended October 31, 1998 and 9% and 11%, respectively, of total revenues for the three and nine month periods ended October 31, 1999. No foreign country or geographical area accounted for more than 10% of revenue in any of the periods presented.

        Major customers. No individual customer accounted for 10% or more of the Company's consolidated revenues for the three and nine months ended October 31, 1998 and October 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis of financial conditions and results of operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors That May Affect Future Results" as well as those discussed in this section and elsewhere in this Report. The information included in this report should be read in conjunction with the information included in the Company's 1999 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

OVERVIEW

        Fatbrain.com, Inc. is the leading online retailer of information resources singularly focused on technical and business professionals. With over 300,000 information resource titles from more than 8,000 publishers, we offer our customers online access to a broad and comprehensive selection of technical and professional books, technology based training solutions, corporate documentation and other information resources. We recently introduced eMatter, the first secure digital publishing solution that allows authors and publishers to publish and sell their works online, providing a new global distribution channel for works of all kinds, including books, magazines and articles. In addition to our extensive product offering, our online store features authoritative and compelling content, competitive pricing, an easy-to-use navigational interface and a variety of value-added services. We also operate two physical retail stores that complement our online business by generating increased online traffic and creating cross-promotional opportunities.

        We were incorporated in November 1994 as Computer Literacy Corporation and began selling technical books in February 1996, technology based training solutions in January 1998, corporate documentation in May 1998, and professional resources for the engineering, science, mathematics and financial services industries in March 1999. In October 1999 we began offering eMatter at our online store. We generate revenues from sale of our products through our online store, certain co-branded corporate online stores and our two retail locations as well as through trade shows and book fairs. We recognize revenue from our online store upon shipment and, from our physical retail stores, trade shows and book fairs, at the time of sale. In the nine month period ended October 31, 1999, we generated additional revenue by selling advertising space on our web site.

        Cost of revenues includes costs of products and inbound and outbound freight. These costs may vary as a percentage of total revenues in any given period due to a number of factors, including increased price competition, varied levels of cooperative advertising dollars received from certain publishers of books, changes in the size and timing of discounts and other promotional activities, and changes in product mix. For the three month period ended October 31, 1998 and October 31, 1999, we purchased approximately 29% and 34%, respectively, of our books from Ingram Book Company ("Ingram"), an indirect reseller. In the nine month period ended October 31, 1998 and October 31, 1999 we purchased approximately 31% and 36% respectively, of our books from Ingram. Although the primary advantage associated with purchasing from Ingram is just in time inventory management, we believe we will make a larger number of our purchases directly from publishers as our sales volume increases, thereby enabling us to take advantage of favorable volume discounts. For the three and nine month periods ended October 31, 1999 we purchased approximately 19% and 18%, respectively, of our books from Pearson Education Division.

        Since inception, we have incurred significant net operating losses and expect to incur additional net operating losses for the foreseeable future. There can be no assurance that we will achieve profitability or that, if profitability is achieved, it will be sustained. As of October 31, 1999 we had an accumulated deficit of $34.0 million. We believe that our success will depend in large part on our ability to enhance our customers' online shopping experience, expand corporate relationships, build Fatbrain and eMatter brand awareness, encourage customer loyalty, capitalize on the market for information resources, establish and leverage supplier relationships, maintain our technical focus and expand our expertise in the engineering, science, mathematics and financial services industries. Accordingly, we intend to invest heavily in marketing and promotion, our direct sales and telesales organizations, and infrastructure development. There can be no assurance that such expenditures will result in increased revenues or customer growth. Additionally, while in recent periods we have experienced significant growth in revenues, our customer base and repeat customer revenue, such growth rates are not sustainable, will decrease in the future and are not indicative of actual growth rates that we may experience in future periods. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results, including our operating expenses as a percentage of total revenues, are not necessarily meaningful and should not be relied upon as an indication of future performance. See "Risk Factors -- Limited Operating History; Accumulated Deficit; Anticipated Losses."

RESULTS OF OPERATIONS

        The following table presents the Company's results of operations as a percentage of total revenues for the periods indicated.

                                              Quarter ended                   Nine months ended
                                               October 31,                        October 31,
                                          ----------------------            ----------------------
                                          1998             1999             1998             1999
                                          -----            -----            -----            -----
Revenues:
      Online                               56.1%            82.7%            49.6%            78.9%
      Retail and other                     43.9             17.3             50.4             21.1
                                          -----            -----            -----            -----
         Total revenues                   100.0            100.0            100.0            100.0
Cost of revenues (1):
      Online                               80.0             82.4             78.8             80.8
      Retail and other                     65.4             64.9             64.9             65.1
                                          -----            -----            -----            -----
         Total cost of revenues            73.6             79.4             71.8             77.5
                                          -----            -----            -----            -----
Gross profit                               26.4             20.6             28.2             22.5
Operating expenses:
      Sales and marketing                  52.7             75.2             47.2             74.3
      Development and engineering          14.6             18.3             13.2             18.1
      General and administrative           15.3             19.6             14.0             19.0
                                          -----            -----            -----            -----
         Total operating expenses          82.6            113.1             74.4            111.4
                                          -----            -----            -----            -----
    Loss from operations                  (56.2)           (92.5)           (46.2)           (88.9)
    Interest, net                           0.9              0.9              1.0              2.5
                                          -----            -----            -----            -----
    Net loss                              (55.3%)          (91.6%)          (45.2%)          (86.4%)
                                          =====            =====            =====            =====

-------------
(1) Cost of online revenue and cost of retail and other revenue are shown as a percentage of related online revenue and retail and other revenue, respectively.

THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1999

        Online Revenue. Online revenue is comprised of revenue from online sales of information resources, associated outbound shipping charges, net of returns and, to a lesser extent, the sale of advertising space on our web site. Online revenue increased from $2.9 million, or 56.1% of total revenues in the three months ended October 31, 1998, to $8.2 million, or 82.7% of total revenues in the three months ended October 31, 1999 primarily as a result of significant increases in our customer base (from 58,576 to 188,830), and repeat purchases from our existing customers.

        International sales represented approximately 20% and 11% of online revenue for the three months ended October 31, 1998 and the three months ended October 31, 1999, respectively.

        Retail and Other Revenue. Retail and other revenue is comprised primarily of revenue generated by our physical retail stores and, to a lesser extent, by trade shows and book fairs. Retail and other revenue decreased from $2.3 million, or 43.9% of total revenues for the three months ended October 31, 1998, to $1.7 million, or 17.3% of total revenues in the three months ended October 31, 1999, primarily as a result of an increased focus of our sales and marketing on the online business, as well as the closure of two retail stores, located in Cupertino, California and Vienna, Virginia, at the end of fiscal 1999. The Company periodically evaluates the location and productivity of its retail stores and may close, consolidate or relocate stores as conditions warrant. Any closure, consolidation or relocation of a retail store is likely to decrease retail and other revenue.

        Cost of Online Revenue. Cost of online revenue is comprised primarily of the cost of merchandise sold through our online store and associated inbound and outbound shipping costs. Cost of online revenue increased from

$2.3 million, or 80.0% of online revenue for the three months ended October 31, 1998, to $6.8 million, or 82.4% of online revenue in the three months ended October 31, 1999. The increase in absolute dollars was attributable to increased online sales volume.

        Cost of Retail and Other Revenue. Cost of retail and other revenue is comprised of the cost of merchandise sold through our retail stores and at trade shows and book fairs and includes associated inbound shipping costs. Cost of retail and other revenue decreased from $1.5 million, or 65.4% of retail and other revenue in the three months ended October 31, 1998, to $1.1 million, or 64.9% of retail and other revenue in the three months ended October 31, 1999 primarily as a result of the decrease in retail and other sales.

        Gross Profit. Gross profit as a percentage of total revenues decreased from 26.4% in the three months ended October 31, 1998 to 20.6% in the three months ended October 31, 1999. The percentage decrease was primarily a result of the increase in online sales as a percent of total revenues, as well as our online competitive pricing policy and discounted shipping offerings. We have offered, and expect to continue to offer in the foreseeable future, discounts on various product offerings and on outbound shipping to encourage new customers and online traffic. Such pricing pressure is likely to reduce gross margins in the future but may be partially offset by the change in mix of products sold towards higher margin technology based training materials and corporate documentation.

        Sales and Marketing Expenses. Sales and marketing expenses consist of advertising, promotional and public relations expenditures, payroll and related expenses for personnel engaged in corporate sales, marketing and fulfillment, as well as direct expenses associated with our retail stores,. Sales and marketing expenses increased from $2.8 million, or 52.7% of total revenues in the three months ended October 31, 1998, to $7.5 million, or 75.2% of total revenues in the three months ended October 31, 1999. The increase in absolute dollars was primarily attributable to the expansion of our online store and its direct sales force, plus an increase in advertising, branding, public relations and other promotional expenditures to support our introduction of eMatter and the continued development of the Fatbrain.com brand. The increase was also due to the increased personnel and related expenses required to implement our marketing strategy and fulfill customer demand. We intend to continue to pursue aggressive branding, marketing and telesales campaigns and enhance our corporate sales force to generate increased online traffic and acquire customers. Accordingly, we expects sales and marketing expenses to increase in absolute dollars for the foreseeable future, but decrease as a percentage of total revenues as total revenues increase.

        Development and Engineering Expenses. Development and engineering expenses primarily consist of costs associated with systems and telecommunications infrastructure, as well as editorial operations. Development and engineering expenses increased from $763,000, or 14.6% of total revenues in the three months ended October 31, 1998, to $1.8 million, or 18.3% of total revenues in the three months ended October 31, 1999. The increase in absolute dollars was primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of our online store and transaction-processing systems, as well as increased investments in systems and telecommunications infrastructure. Additionally, we incurred significant costs associated with the development and introduction of eMatter due to both increased staffing and systems infrastruture costs. To date, all development and engineering costs have been expensed as incurred. We believe that continued investment in systems and infrastructure development is critical to attaining our strategic objectives and, as a result, expect development and engineering expenses to increase significantly in absolute dollars for the foreseeable future, but decrease as a percentage of total revenues as total revenues increase.

        General and Administrative Expenses. General and administrative expenses consist of payroll and related costs associated with executive, accounting and administrative personnel, recruiting, professional service fees and other general corporate expenses. General and administrative expenses increased from $799,000, or 15.3% of total revenues in the three months ended October 31, 1998, to $2.0 million or 19.6% of total revenues in the three months ended October 31, 1999. This increase in absolute dollars was primarily due to increased salaries and related expenses associated with the hiring of additional personnel and increases in facilities related costs associated with our move to a new larger facility in July 1999. We expect general and administrative expenses to increase in absolute dollars as we expand our staff and incur additional costs related to the expansion of our business, but decrease as a percentage of total revenues as total revenues increase.

        Interest, Net. Net interest income increased from $45,000 in the three months ended October 31, 1998, to $89,000 in the three months ended October 31, 1999 due to greater cash and investment balances on hand.

NINE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
1999

        Online Revenue. Online revenue increased from $7.2 million, or 49.6% of total revenues in the nine months ended October 31, 1998, to $18.5 million, or 78.9% of total revenues in the nine months ended October 31, 1999 primarily as a result of significant increases in our customer base (from 58,576 to 188,830), and repeat purchases from our existing customers.

        International sales represented approximately 22% and 13% of online revenue for the nine months ended October 31, 1998 and the nine months ended October 31, 1999, respectively.

        Retail and Other Revenue. Retail and other revenue decreased from $7.3 million, or 50.4% of total revenues for the nine months ended October 31, 1998, to $5.0 million, or 21.1% of total revenues in the nine months ended October 31, 1999 primarily as a result of an increased focus of our sales and marketing on the online business, as well as the closure of two retail stores, located in Cupertino, California and Vienna, Virginia, at the end of fiscal 1999.

        Cost of Online Revenue. Cost of online revenue increased from $5.6 million, or 78.8% of online revenue for the nine months ended October 31, 1998, to $15.0 million, or 80.8% of online revenue in the nine months ended October 31, 1999. The increase in absolute dollars was attributable to increased online sales volume.

        Cost of Retail and Other Revenue. Cost of retail and other revenue decreased from $4.7 million, or 64.9% of retail and other revenue in the nine months ended October 31, 1998, to $3.2 million, or 65.1% of retail and other revenue in the nine months ended October 31, 1999 primarily as a result of the decrease in retail and other sales.

        Gross Profit. Gross profit as a percentage of total revenues decreased from 28.2% in the nine months ended October 31, 1998 to 22.5% in the nine months ended October 31, 1999 as the higher margin retail and other revenue represented a smaller portion of total revenue.

        Sales and Marketing Expenses. Sales and marketing expenses increased from $6.8 million, or 47.2% of total revenues in the nine months ended October 31, 1998, to $17.4 million, or 74.3% of total revenues in the nine months ended October 31, 1999. The increase in absolute dollars was primarily attributable to the expansion of our online store and its direct sales force, plus an increase in advertising, branding, public relations and other promotional expenditures to support our name change and the introduction of eMatter. The increase was also due to the increased personnel and related expenses required to implement our marketing strategy and fulfill customer demand.

        Development and Engineering Expenses. Development and engineering expenses increased from $1.9 million, or 13.2% of total revenues in the nine months ended October 31, 1998, to $4.2 million, or 18.1% of total revenues in the nine months ended October 31, 1999. The increase in absolute dollars was primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of our online store and transaction-processing systems, increased investments in systems and telecommunications infrastructure, and investment in the development and introduction of eMatter.

        General and Administrative Expenses. General and administrative expenses increased from $2.0 million, or 14.0% of total revenues in the nine months ended October 31, 1998, to $4.5 million or 19.0% of total revenues in the nine months ended October 31, 1999. This increase in absolute dollars was primarily due to increased salaries and related expenses associated with the hiring of additional personnel, increases in professional fees and increases in facilities related costs.

        Interest, Net. Net interest income increased from $144,000 in the nine months ended October 31, 1998, to $595,000 in the nine months ended October 31, 1999 due to greater cash and investment balances on hand from the remaining proceeds of our initial public offering in November 1998.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have financed our operations primarily through private sales of preferred stock which totaled approximately $19.3 million net of issuance costs, and public sale of common stock in our initial public offering in November 1998 which totaled approximately $30.8 million net of issuance costs.

        Net cash used in operating activities was $2.8 million in the three months ended October 31, 1998 and $5.1 million in the three months ended October 31, 1999. Cash used in operating activities in the three months ended October 31, 1998 was primarily attributable to a net loss of $2.9 million and increases of $259,000, $117,000 and $237,000, respectively, in accounts receivable, inventories and prepaid expenses and other assets, partially offset by an increase of $477,000 in accrued expenses, as well as depreciation and amortization. For the three months ended October 31, 1999, cash used in operating activities primarily resulted from a net loss of $9.1 million plus increases of $1.1 million and $906,000, respectively, in accounts receivable and inventories, partially offset by an increase in accounts payable and accrued expenses of $5.5 million, as well as depreciation and amortization.

        Net cash used in operating activities was $7.6 million in the nine months ended October 31, 1998 and $16.4 million in the nine months ended October 31, 1999. Cash used in operating activities in the nine months ended October 31, 1998 was primarily attributable to a net loss of $6.5 million and increases of $617,000, $413,000 and $850,000, respectively, in accounts receivable, inventories and prepaid expenses and other assets, partially offset by depreciation and amortization. For the nine months ended October 31, 1999, cash used in operating activities primarily resulted from a net loss of $20.3 million plus increases of $1.5 million, $3.6 million and $470,000, respectively, in accounts receivable, inventories, and prepaid expenses and other current assets, partially offset by an $8.2 million increase in accounts payable and accrued expenses, as well as depreciation and amortization.

        Net cash used in investing activities was $216,000 in the three months ended October 31, 1998, and was attributable to purchases of property and equipment. Net cash provided by investing activities was $942,000 in the three months ended October 31, 1999 and was attributable to $4.9 million in sales of investments, offset by $3.9 million used to purchase property and equipment. Net cash used in investing activities was $861,000 in the nine months ended October 31, 1998, and was attributable to purchases of property and equipment. Net cash provided by investing activities was $5.7 million in the nine months ended October 31, 1999 and was attributable to $13.7 million in sales of investments, offset by $7.9 million used to purchase property and equipment.

        Cash provided by financing activities was $5,000 in the three months ended October 31, 1998. Cash provided by financing activities was $2.1 million in the three months ended October 31, 1999 and was due primarily to $2.0 million in borrowings under our line of credit, as well as stock option and warrant exercises. Cash provided by financing activities was $5.6 million in the nine months ended October 31, 1999 and was primarily due to $5.5 million in proceeds from the issuance of preferred stock. Cash provided by financing activities was $2.4 million in the nine months ended October 31, 1999. We have a $4.0 million line of credit which expires on December 31, 1999. As of October 31, 1999, we had $2.0 million outstanding under our line of credit.

        As of October 31, 1999 we had $1.1 million of cash and equivalents and $5.6 million of investments. As of that date, our principal commitments consisted of obligations outstanding under an agreement with CBT Systems, Ltd. and operating and capital leases. Although we have no material long-term commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

        In November 1999 we closed a $30 million round of financing with Vulcan Ventures, Incorporated and Highland Capital Partners in exchange for 1,437,470 shares of common stock and a warrant to purchase 431,241 shares of common stock. We intend to register these shares on a Form S-3 registration statement in December 1999.

        RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

        We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks. These risks should be read in conjunction with the "Risk Factors" section information included in the Company's 1999 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; ANTICIPATED LOSSES

        We were incorporated in November 1994 to develop an online retail strategy and we began selling information resources, initially consisting of technical books, through our online store on the World Wide Web (the "Web") in February 1996. We expanded our product offerings to include training materials in January 1998, corporate documentation in May 1998 and professional resources for the engineering, science, mathematics and financial services industries in March 1999. We introduced eMatter, a secure digital publishing channel to allow authors and publishers to publish and sell works online, in October 1999. Accordingly, we have a very limited operating history from which to evaluate our business and prospects.

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

        Since inception, we have incurred significant net operating losses and expect to incur additional net operating losses for the foreseeable future. We may not achieve profitability and if achieved, profitability may not be sustained. As of October 31, 1999, we had an accumulated deficit of $34.0 million. We believe that our success will depend in large part on our ability to:

          -    Enhance our customers' online shopping experience;
          -    Expand corporate relationships;
          -    Build brand awareness;
          -    Build eMatter awareness;
          -    Encourage customer loyalty;
          -    Capitalize on the market for information resources;
          -    Establish and utilize supplier relationships;
          -    Maintain our technology focus and expertise; and
          - Expand our expertise in the engineering, science, mathematics and financial services industries.

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

        Our future quarterly operating results may vary significantly due to a variety of factors, many of which are outside our control. Factors that could affect our quarterly operating results include:

          -    Our ability to establish and expand brand awareness;
          - Our ability to retain existing customers, attract new customers and continuously improve customer satisfaction;
          -    Announcements of, and market anticipation for, new technology offerings for which information resources may be sought;
          -    Our ability to manage inventory and fulfillment operations;
          -    Our ability to sustain or improve gross margin levels;
          - The announcement or introduction of new online stores, services and products by us or our competitors;
          -    Price competition or higher wholesale prices in the industry;
          - The level of usage of and commerce on the Internet and online services generally;
          - Increasing customer acceptance of the Internet for the purchase of information resources such as those offered by us;
          - Our ability to upgrade and develop our systems and infrastructure in a timely and effective manner;
          -    The level of traffic on our online store;
          -    The sales mix of our product offerings;
          -    Technical difficulties, system downtime or Internet brownouts;
          - The amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;
          -    The introduction of new product lines including eMatter;
          -    The level of merchandise returns we experience;
          -    Governmental regulation; and
          - General economic conditions and economic conditions specific to the Internet, electronic commerce and the technical and professional resource industries.

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

RISKS ASSOCIATED WITH NEW PRODUCT OFFERINGS

        For the three and nine month periods ended October 31, 1999 approximately 88% and 84%, respectively, of our online revenues were derived from sales of books. We recently expanded our product offerings to include technology based training materials and corporate documentation, and future revenues from these new product offerings are difficult to forecast. We also expanded our focus to include resource materials for professionals in the engineering, science, mathematics and financial services industries, and future revenues from these new areas are difficult to forecast.

        We may choose to further expand our operations by promoting new or complementary products and expanding the breadth and depth of products and services offered. In addition, we may decide to utilize third-party relationships to extend our brand or establish additional co-branded online stores. We may pursue the acquisition of new or complementary businesses, products or technologies. However, we have no present commitments or agreements for any material acquisitions or investments. We may not be able to expand our product offerings and related operations in a cost-effective or timely manner. Such efforts may fail to increase online traffic and purchases from our online or physical retail stores or to increase our overall market acceptance. Furthermore, any new business or online store launched by us that is not favorably received by individuals, corporate customers or their employees or constituents could damage our reputation or the Fatbrain.com brand. Expansion of our operations in this manner would also require significant additional expenses and development, operations and editorial resources. Such efforts may strain our management, financial and operational resources. The lack of market acceptance of such efforts (including our recent expansion of product offerings to include technology based training materials and corporate documentation as well as our expanded focus in new industries) or our inability to generate satisfactory revenues from such expanded services or products to offset related increased costs could seriously harm our business, financial condition, results of operations, and cash flows.

RISKS ASSOCIATED WITH ENTRY INTO NEW BUSINESS AREAS

        We recently introduced eMatter, a secure digital publishing channel to allow authors and publishers to publish and sell works online. Future revenues from this new business area are difficult to forecast. Further, the development and expansion of eMatter require additional expenses and the diversion of resources. The lack of market acceptance for eMatter or our inability to generate satisfactory revenues from eMatter to offset related increased costs could seriously harm our business, financial condition, results of operations, and cash flows.

COMPETITION

        The electronic commerce is new, rapidly evolving and intensely competitive. The market for information resources is more mature but also intensely competitive. The electronic publishing market is also new and rapidly evolving. We expect competition to continue to intensify in the future. We currently or potentially compete with a variety of companies. These competitors include:

          - A significant number of traditional retail and online bookstores, including Amazon.com, Barnesandnoble.com, Borders Group, Inc. and
               other vendors of books, training products and product manuals;
          -    eMatter competition including 1stBooks, Books24x7, iUniverse.com,
               netLibrary, PublishOne and a variety of self-publishing and
               e-publishing sites;
          - Various computer super-stores that carry related technical information resources at retail locations, in catalogs and over the Internet;
          - A number of indirect competitors that specialize in electronic commerce or derive a substantial portion of their revenue from electronic commerce; and

          - Other companies with substantial customer bases in the computer and other technical and professional fields.

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

MANAGEMENT OF EXPANDING BUSINESS; LIMITED SENIOR MANAGEMENT RESOURCES

        We have rapidly expanded our operations, and we anticipate that further expansion will be required to address potential growth in our customer base and market opportunities. Specifically, we expect to significantly increase our direct corporate and telesales organization and marketing initiatives. This expansion has placed, and future expansion is expected to place, a significant strain on our management, operational and financial resources. In addition, the introduction and development of eMatter is anticipated to divert management attention and resources.

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

        We use an internally developed system, which is supplemented by commercially available licensed technology, for:

          -    Our online store;
          -    Search engine;
          -    Our secure digital publising channel for eMatter; and
          - Substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping.

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

RELIANCE ON CERTAIN SUPPLIERS

        For the three and nine months ended October 31, 1999, we purchased approximately 34% and 36%, respectively, of our products from Ingram Book Company ("Ingram") and 19% and 18%, respectively, of our products from Pearson Education Division. We rely to a large extent on rapid fulfillment from Ingram and other vendors. We generally have no commitments to or arrangements with any of our vendors that guarantee the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. Our current vendors may not continue to sell merchandise to us on current terms. In addition, we may be unable to establish new or extend current vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. If we were unable to develop and maintain relationships with vendors that would allow us to obtain sufficient quantities of merchandise on acceptable commercial terms, our business, financial condition, results of operations, and cash flows would be seriously harmed.

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

        We have entered into employment agreements with several members of our senior management, including:

          -    Mr. MacAskill, our President and Chief Executive Officer;
          -    Mr. Orumchian, our Vice President of Engineering;
          - Mr. Alvarez, our Vice President of Finance and Chief Financial Officer; and
          -    Mr. Capovilla, our Vice President of Sales and Business
               Development

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

RISKS ASSOCIATED WITH INTERNATIONAL SALES

        For the three and nine months ended October 31, 1999, international sales accounted for approximately 11% and 13%, respectively, of our online revenue. We expect that our percentage of online revenue from international markets will continue to represent a significant portion of our total revenue. Our international business activities are subject to a variety of potential risks, including the adoption of laws, political and economic conditions and actions by third parties that would restrict or eliminate our ability to do business in certain jurisdictions. Although we currently transact business in U.S. dollars, to the extent that we determine to transact business in foreign currencies, we will become subject to the risks attendant to transacting in foreign currencies, including potential adverse effects of exchange rate fluctuations.

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

        Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by us, which could seriously harm our business, financial condition, results of operations and cash flows. We have conducted a review of our internal computer systems to identify the systems that could be affected by the Year 2000 issue and to develop a plan to resolve the issue. Based on this review, we have upgraded our systems to versions which are Year 2000 compliant and we currently have no reason to believe that our internal software systems are not Year 2000 compliant. However, we will continue to evaluate our systems and in the event we conclude that our systems are not Year 2000 compliant, we will develop a contingency plan to address these issues. There can be no assurance that Year 2000 compliance issues will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

               Not applicable.

ITEM 5.        OTHER INFORMATION.

               Not applicable

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a) The following exhibit is filed as part of this report:

                   27.01 - Financial Data Schedule

               (b) Reports on Form 8-K

                   No Reports on Form 8-K were filed during the three months ended October 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 14, 1999            FATBRAIN.COM, INC.
                             (Registrant)

                             By:          /s/ Donald P. Alvarez
                                ----------------------------------------
                                 Donald P. Alvarez
                                 Vice President of Finance and Administration
                                 and Chief Financial Officer (Duly Authorized
                                 Officer and Principal Financial Officer)

                                 EXHIBIT INDEX





                     Exhibit No.       Document Description
                     -----------      -----------------------

                        27.1          Financial Data Schedule