Form 10KSB
period 2000-01-31
FATBRAIN COM INC
filed 2000-04-25
CIK 1066010

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended January 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                     ------------    ------------

                         Commission file number 0-24871

                               FATBRAIN.COM, INC.
                       (FORMERLY COMPUTER LITERACY, INC.)
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

              Delaware                                    77-0389480
  (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                     IDENTIFICATION  NO.)

                                2550 Walsh Avenue
                          Santa Clara, California 95051
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)

Issuer's telephone number, including area code:    (408) 845-0100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

      Title of each class                 Name of Exchange on which registered
      -------------------                 ------------------------------------
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

      Yes      X             No
           ----------            ----------
      Yes      X             No
           ----------            ----------

      Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                            [Cover page 1 of 2 pages]

      The Issuer's revenues for its most recent fiscal year are $35.3 million.

      The aggregate market value of voting stock held by non-affiliates of the issuer, as of March 31, 2000 was approximately $87,613,806 (based on the closing price for shares of the issuer's Common Stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      On March 31, 2000 approximately 12,958,130 shares of the issuer's Common Stock, $0.001 par value, were outstanding.

      Transitional Small Business Disclosure Format (check one):

      Yes                    No      X
           ----------            ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Form 10-KSB.




                            [Cover Page 2 of 2 pages]

                               Fatbrain.com, Inc.
                                   Form 10-KSB
                                      INDEX

                                                                                   PAGE
                                                                                   ----
PART I.

Item 1.  Business .................................................................2-17

Item 2.  Properties .................................................................18

Item 3.  Legal Proceedings ..........................................................18

Item 4.  Submission of Matters to a Vote of Security Holders ........................18

PART II.

Item 5.  Market for Common Equity and Related Shareholder Matters ...................18

Item 6.  Selected Financial Data and Management's Discussion and Analysis of
         Financial Condition and Results of Operations ...........................19-23

Item 7.  Financial Statements and Supplementary Data .............................24-40

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure .......................................................41

PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act ..........................41

Item 10. Executive Compensation .....................................................41

Item 11. Security Ownership of Certain Beneficial Owners and Management .............41

Item 12. Certain Relationships and Related Transactions .............................41

Item 13. Exhibits and Reports on Form 8-K. ..........................................41

SIGNATURES ..........................................................................42

      The discussion in this report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading "other Factors Affecting Operating Results, Liquidity and Capital Resources" and the risks discussed in our other Securities and Exchange Commission filings. This cautionary statement applies to all forward-looking statements wherever they appear in this filing and in the documents incorporated by reference in this filing.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

      Fatbrain.com, Inc. is the leader in managing, marketing and distributing information for businesses. Our new Information Exchange product suite combines our e-commerce expertise, our secure digital publishing technology known as eMatter, a comprehensive professional bookstore, an established print-on-demand infrastructure, and our world-class distribution and fulfillment services to deliver a powerful and complete Web-based solution for outsourcing mission-critical internal and external corporate information. The Information Exchange solution also integrates with existing business processes to give the customer organization control over procurement. Our business-to-business solutions reach more than 2.25 million employee desktops at more than 300 Fortune 1000 corporations worldwide, including Hewlett-Packard Co, Sun Microsystems Inc., Cisco Systems Inc, GTE Corp., Bank of America Corp. and Lucent Technologies Inc. In addition to our business-to-business product offerings, our professionally focused online store offers professional books, technology based training solutions, corporate documentation and other information resources to end users. Our online store features authoritative and compelling content, competitive pricing, an easy-to-use navigational interface and a variety of value-added services. We also operate two physical retail stores that complement our online business by generating increased online traffic and creating cross-promotional opportunities.

      We recently announced that we have created a new company - under the name MightyWords - to address the mass market opportunities created by our successful eMatter digital publishing initiative. We will continue to leverage the eMatter technology to deliver secure document publishing services for our corporate customers as part of the Information Exchange product suite. We are currently seeking private equity funding for MightyWords, which will be operated as a separate company.

      We believe that our Information Exchange product suite, combined with our commitment to customer service and readily available product offerings, creates valuable long-term relationships and repeat purchasing patterns. Since launching our first custom online store in February 1996, we have experienced rapid online revenue growth. For the three-year period ended January 31, 2000, we generated total online revenues of $42.5 million ($10.3 million of which was generated during the three months ended January 31, 2000). In addition, the number of online customers has grown from approximately 1,600 as of January 31, 1997 to approximately 246,000 as of January 31, 2000, and repeat purchases have accounted for approximately 58% of our online revenue for the year ended January 31, 2000. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources - Our Limited Operating History May Prevent Us From Achieving Success in Our Business; We Have Incurred Losses and We Expect Future Losses."

STRATEGY

      Fatbrain.com's objective is to revolutionize the way businesses manage, market and distribute corporate information through our Information Exchange product suite and to maintain and extend our leadership position as the online solution for the information resource needs of professionals. Key elements of our strategy to achieve this objective include:

      Expand Product Offerings. We have recently introduced our Information Exchange product suite which combines our e-commerce expertise, secure digital publishing technology known as eMatter, comprehensive professional bookstore, established print-on-demand infrastructure and world-class distribution and fulfillment services to deliver a powerful and complete Web-based solution for outsourcing mission-critical internal and external corporate information. Using our Information Exchange product suite, our corporate customers can now outsource the management, marketing and distribution of this information while providing faster and better quality service to those requiring the information.

      In addition, we have broadened our areas of content and expertise in books, training materials and documentation to include the medical and biotechnology industries. In these new markets, we will seek to deliver the same subject expertise and special services to which our customers have become accustomed, such as powerful search tools, expert reviews and custom recommendations.

      Enhance the Customer Experience. We seek to provide our corporate customers with advanced tools to manage, market and distribute corporate information through our Information Exchange suite of products. We seek to provide our individual customers with a superior online shopping experience by offering an extensive selection, authoritative and compelling content, convenience, value-added service, a strong commitment to customer service, competitive pricing and an easy-to-use interface. We believe that enhancements to our Information Exchange and online product offerings will enable us to capture an increasing share of the worldwide market for information resources. We expect to continue investing in our technology and product development to enhance our Information Exchange suite of products and to maintain a state-of-the-art, simple to use and content-rich online store, while broadening and expanding our product offerings.

      Expand Corporate Relationships. We believe that there is a significant opportunity to increase our sales by expanding our corporate sales force and focusing their efforts to include additional Fortune 1000 companies in key verticals such as telecommunications, hardware, software, automotive and financial services. Such corporate relationships provide a cost-effective means of acquiring a large number of loyal customers quickly and efficiently. In addition, by integrating our Information Exchange suite into the business processes of many of these corporate customers, we are able to secure and leverage our position with the customer as the preferred solution for managing, marketing and distributing corporate information.

      Build Brand Awareness. We believe we are the first company to provide an integrated solution for outsourcing the management, marketing and distribution of corporate information. To leverage our first-mover advantage, we seek to expand awareness of our brand with a direct sales force and targeted advertising and marketing programs, thereby reducing customer acquisition costs. Our strategy is to promote, advertise and increase brand equity through excellent customer service, effective marketing and promotion, and with strategic alliances and partnerships.

      Encourage Customer Loyalty. We believe that our unique Information Exchange solution, our commitment to customer service and readily available product offerings create valuable long-term relationships and repeat purchasing behavior. We intend to expand our current corporate relationships through the integration of our entire suite of Information Exchange products with our established customized online stores and devote significant resources to encourage overall customer loyalty.

      Capitalize on Expanding Market. We intend to capitalize on the growing market for information resources by leveraging our online platform and brand, and by providing an extensive selection of products and services previously unavailable through a single or centralized source. In addition, we will consider developing incremental revenue opportunities by promoting our products through affiliated sites and expanding into related product areas.

      Establish and Leverage Supplier Relationships. We intend to capitalize upon the advantages associated with our online platform to create and sustain strong relationships with publishers and other suppliers. We also intend to leverage our market leadership position to expand cooperative marketing campaigns with publishers, pursue direct supply relationships and improve volume discounts. We plan to hire additional personnel primarily dedicated to establishing and maintaining supplier relationships in order to improve availability, delivery, pricing terms and, in certain circumstances, exclusivity.

      Maintain Technology Focus and Expertise. Because speed, scalability and ease-of-use are essential to effectively operating successful business to business initiatives, our internal engineering group will continue to devote substantial resources to develop, acquire and implement technological enhancements to our Web site and transaction-processing systems. Among other technology objectives, we intend to provide increasingly value-added services and make the user interface as intuitive, engaging and effective as possible, while continuously improving the efficiency of our transaction-processing and fulfillment activities.

FATBRAIN.COM'S ONLINE STORE

      Customers enter our professionally focused online store through our Web site and, in addition to ordering technical and professional books, technology-based training solutions, product manuals and research reports, customers can conduct targeted searches, browse highlighted selections, bestsellers and other features, read and post reviews, register for value-added services, check order status and participate in promotions.

      Browsing. Our online store offers visitors a variety of highlighted subject areas and special features. Popular features include "bestsellers," "what's hot" and "our recommendations," which enable individuals to view the most popular and best selling items. The "what's hot" area directs customers to information resources for particular subject categories such as Java or C++, and "partner shelves" provides the user with titles and selections specific to products from technology leaders such as Cisco, Hewlett-Packard, Microsoft and Sun Microsystems. In addition, our home page presents a variety of other features of topical or current-event interest, such as "what's new" which allows customers to be notified of recent releases of new versions and "events calendar" which provides the user information on store events and tradeshows. Further, customers can click on the "suggestions" button, located at the bottom of each page and make a suggestion to us.

      Searching. A primary feature of our online store is our interactive, searchable catalog of more than 900,000 titles. We provide a selection of search tools enabling users to quickly find information resources based on title, subject, author, publisher or ISBN. Within a particular search, a customer can choose to sort the selections in various orders of importance. We believe that our focus on professional materials allows for an efficient search mechanism by delivering search results of relevant materials. After a selection has been located, we inform customers of related products which provides unique up-selling and marketing opportunities.

      Ordering. To purchase products, customers simply click on an icon to add books to their online shopping basket and can remove products from their shopping baskets as they browse. To execute orders, customers click on the "checkout" icon and are prompted to supply shipping and credit card details, either online, by e-mail or by telephone. Customer account information is stored on our secure servers and is automatically recalled for subsequent purchases. Personal passwords allow repeat customers to automatically access previously provided information, as well as book notification profiles. Our system automatically confirms each order by e-mail within minutes after placing the order and advises customers by e-mail shortly after orders are shipped.

      Reviews and Content. Our online store offers numerous forms of content to entertain, engage and inform readers, and enhance the customer's shopping experience. For many of our selections, customers are able to access reviews by our in-house editorial staff and other industry leaders. In addition, customers are encouraged to write and post their own reviews which are also available under "more information available" icons. Within the "authors' domain" area of the online store, customers can access other interviews and articles by industry leaders. Due to the customer's need for credible advice, specific background information about reviewers is posted, such as the reviewer's profession and level of expertise. In addition our practice of displaying the table of contents for many of our selections, and often sample chapters, enables the purchaser to evaluate the content of the item being purchased.

      Availability and Fulfillment. We strive to ship 90% of all orders received weekdays by 4:00 p.m. Pacific Time on the same day. Below each product offering is a symbol that indicates whether such item is in stock. Customers select from a variety of delivery options, including overnight and various international shipping alternatives. We seek to provide rapid and reliable fulfillment of customer orders and intend to continue to improve our record of availability and fulfillment. See "Warehousing and Fulfillment."

      Customized Online Stores. Our Information Exchange product suite allows our corporate customers the opportunity to outsource the management, marketing and distribution of mission-critical internal and external corporate information while providing faster and better service to those requiring the information. One of the features of the product is to provide customized professional bookstores within the customer's corporate networks which integrate with existing business processes to give organizations control over procurement. The program provides us with opportunities to be the preferred provider of information resources to organizations and their employees and constituents.

      In addition to our online stores, we maintain two retail stores located in San Jose and Sunnyvale, California operating under the name Computer Literacy, Inc. These stores supplement our operating results and provide a profitable means of customer acquisition. Additionally, the existence of the stores enables us to engage in unique cross-promotional efforts and offer in-store events such as guest lectures. We periodically evaluate the location and productivity of our stores, and may close, consolidate or relocate stores as conditions warrant. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources - Our Quarterly Operating Results Are Volatile and Future Operating Results Remain Uncertain."

CUSTOMERS

      Our customers consist of both corporate customers, who can take advantage of our entire Information Exchange suite of products, and individual professionals, who primarily purchase for business purposes. Through our relationships with corporate customers, we sell primarily to purchasing agents, corporate librarians and training departments as well as to individual employees within these organizations. We have also leveraged these corporate customer relationships into sales to constituents of the corporate customers. The number of customer accounts has grown from approximately 1,600 as of January 31, 1997 to approximately 246,000 as of January 31, 2000 and repeat purchases have accounted for approximately 58% of online revenue in the fiscal year ended January 31, 2000. No single customer accounted for more than 10% of total revenue for any fiscal year since inception. Set forth below is a case study of a representative corporate customer relationship.

      Sun Microsystems, Inc. Sun Microsystems has a centralized library resource that serves its global corporate staff's information needs. Sun Microsystems was looking for a partner who could provide a secure mechanism to enable employees to browse and order important technical documents quickly. Sun Microsystems chose Fatbrain.com because of our unique focus on the technical professional, immediate inventory of over 30,000 technical titles, departmental billing, centralized purchasing control and specialized content including recommended reading lists. The Sun Microsystems Library acts as a central purchasing agent, and Sun Microsystem's employees are able to browse and order at the co-branded site developed and hosted by Fatbrain.com. The Sun Microsystems library and Fatbrain.com work together to help serve the information needs of the worldwide employee base, by promoting this online channel for information resources that is co-branded with Sun Microsystems Library and Fatbrain.com logos.

SALES AND MARKETING

      Our sales and marketing strategy is focused on the corporate enterprise-wide customer. This approach is designed to cost-effectively strengthen our brand name, increase customer traffic to our online store, build customer loyalty and develop repeat revenue opportunities through our distribution channels.

      Corporate Sales. We have an increasing number of sales personnel primarily focused on fulfilling the information resource requirements of corporate organizations and their employees and constituents. Our direct sales force is headquartered in Santa Clara, California and each member is assigned to specific strategic accounts. Each member of the direct sales organization, including telesales personnel, is compensated with fixed and variable performance-based compensation. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources -We Must Manage Our Growth and Expansion; We Must Attract Additional Personnel; We Depend on Key Employees."

      Marketing and Mass Market Sales. We utilize a variety of programs and promotional activities to increase traffic and purchases on our Web site and in retail locations. We maintain a proprietary customer database of e-mail addresses that allows for cost-effective personal notification and other targeted marketing. We continue to build customer loyalty by delivering customized services, promotions and products to our customers. We target the individual customer through a mix of promotional activities and strategic advertising. Over 10,000 Web sites have links to our online store. These links are located primarily on Web sites concerning computers or other technical topics, which are considered complementary to our online store. We also place a limited number of advertisements on strategic Web sites. We advertise in a number of trade journals, newspapers and magazines targeted to the information technology professionals and information systems consultants.

      International Sales. For fiscal 2000, approximately 13% of online revenue was derived from international sales. We believe that the Internet offers a unique opportunity for us to rapidly expand our international presence on a cost-effective basis and we intend to pursue this opportunity.

CUSTOMER SERVICE AND SUPPORT

      We are committed to providing superior customer service and support. Our customer service and support personnel are trained to assist customers in purchasing decisions, recommend complementary products and handle general customer inquiries. We answer service and support questions through e-mail and through our toll-free phone line from 5:00 a.m. to 8:00 p.m., Pacific Time on weekdays and 9:00 a.m. to 5:00 p.m., Pacific Time on weekends. We have automated certain portions of our customer service and support operations and intend to enhance and provide further automation of such service and operations.

WAREHOUSING AND FULFILLMENT

      For fiscal 2000 we purchased approximately 34% of our inventory from Ingram Book Company and 17% of our inventory from Pearson Education Division. We rely to a large extent on rapid fulfillment from Ingram, Pearson and other vendors. We generally have no commitments or arrangements with any of our vendors that guarantee the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. There can be no assurance our current vendors will continue to sell merchandise to us on current terms or we will be able to establish new or extend current vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. If we were unable to develop and maintain relationships with vendors that would allow us to obtain sufficient quantities of merchandise on acceptable commercial terms, our business, financial condition and results of operations could be materially adversely affected. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources - We Rely on Selected Suppliers."

      We currently maintain a warehouse and distribution center in Erlanger, Kentucky. We operate on a software supported warehousing and distribution solution from Manhattan Associates, PKMS Warehouse Management System.

TECHNOLOGY AND PRODUCT DEVELOPMENT

      Using a combination of our internally developed proprietary technology and commercially available licensed technology, we have implemented an integrated system of site management, search engine, customer support, inventory management, network monitoring, quality assurance, transaction processing and fulfillment services. Our technology architecture is based on a distributed model that is extremely scalable, flexible and modular.

      Our current strategy is to focus our development efforts on creating and enhancing the proprietary software unique to our business, especially as it relates to interaction with customers. We license commercially available technology in areas where we cannot create unique value. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources - We Depend on the Continued Growth of Electronic Commerce; We Must Respond to Rapid Technological Change and Evolving Industry Standards." Our integrated system consists of a dynamic Web site and transaction processing components. Our dynamic Web site allows customers to search, browse and view product information, monitor product status and availability, compare different product options, and make purchase decisions specific to their particular needs. We have implemented a transaction processing system that supports corporate ordering, multiple account profiles for individual and corporate users, custom integration and co-branding with partner sites, the application of selective discounting and promotion codes, and referral tracking and reporting. The system can accommodate large numbers of products, across different product categories and millions of individual items, offer users multiple shipping and delivery options and provide secure credit card transactions. We have implemented a customer service system that manages order adjustments, credits, returns, refunds, cancellations and customer account information. Our back-end system is fully integrated and includes inventory management, accounts payable, accounts receivable, general ledger, and retail point of sale. Our engineering strategy includes enhancing the functionality of our existing features, developing new features and integrating off-the-shelf components into our environment. We are currently investing significant resources in our system development and expect to continue to do so in the future. We believe our future success depends on our ability to continue developing and enhancing this system. The uninterrupted operation of our online store and related system is essential to our business and the site operations staff is responsible for ensuring its reliability. We use three Internet service providers. We anticipate upgrading capacity to allow for faster telecommunication services in the future. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources--We Must Manage Our Growth and Expansion; Capacity Constraints and Our Reliance on Internally Developed Systems Could Affect Our Business; System Failures Could Harm Our Business."

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

- A number of indirect competitors that specialize in electronic commerce or derive a substantial portion of their revenue from electronic commerce; and

- With respect to MightyWords, 1stBooks, Books24x7, iUniverse.com, netLibrary, PublishOne and a variety of self-publishing and e-publishing sites.

There can be no assurance that we can maintain a competitive position against current or future competitors as they enter the markets in which we compete, particularly those with greater financial, marketing, service, support, technical and other resources than us. Any failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition, results of operations and cash flows.

      We believe that the principal competitive factors on which we compete in our market include:

-     Brand recognition;

-     Selection;

-     Personalized services;

-     Convenience;

-     Price;

-     Accessibility;

-     Customer service;

-     Quality of search tools;

- Quality of editorial and other site content; and - Reliability and speed of fulfillment.

Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than us. In addition, online retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Certain of our competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Web site and systems development than us. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise.

      As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could result in reduced margins or otherwise have a material adverse effect on our business, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on us. For example, applications that select specific titles from a variety of Web sites may channel customers to online booksellers that compete with us. Companies that control access to transactions through a network or Web browsers could also promote our competitors or charge us a substantial fee for inclusion. In addition, vendors of information resources such as technology based training could provide direct access to training programs online. There can be no assurance that we will be able to compete successfully against current and future competitors, and the competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources--Our Markets Are Highly Competitive."

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

      We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We pursue the registration of our trademarks and service marks in the U.S. and internationally, and have applied for the registration of certain of our trademarks and service marks. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. While we attempt to ensure that the quality of our brand is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of our proprietary rights or reputation, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. There can be no assurance that the steps we take to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our copyrights, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We are not currently aware of any legal proceedings pending or threatened against us.

      In addition, we display reviews and articles on technical subjects in our online store. Some reviews and articles may be copyrighted and we may not have explicit permission from the author for use of such intellectual property. There can be no assurance that the authors will not assert infringement claims against us. If a claim is asserted alleging that we have infringed the proprietary rights of a third party, we may be required to seek licenses to continue to use such intellectual property. The failure to obtain the necessary licenses or other rights at a reasonable cost could have a material adverse effect on our business, financial condition and results of operations. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources--Protection of Our Intellectual Property is Limited; We May Be Found to Infringe Proprietary Rights of Others."

EMPLOYEES

      As of January 31, 2000, we employed 286 full-time employees. In addition we employed 29 part-time employees, primarily for our physical retail stores. We also employ independent contractors and other temporary employees in our editorial, operations and finance and administration departments. None of our employees are represented by a labor union, and we consider our employee relations to be good.

      Competition for qualified personnel in our industry is intense, particularly among software development and other technical staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain a sufficient number of highly skilled personnel. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources--We Depend on Key Personnel; We Must Attract Additional Personnel."

OTHER FACTORS AFFECTING OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

RISKS RELATED TO OUR BUSINESS

Our Limited Operating History May Prevent Us from Achieving Success in Our Business

      We were incorporated in November 1994 to develop an online retail strategy, and we began selling information resources, initially consisting of technical books, through our online store on the World Wide Web, or the Web, in February 1996. We expanded our product offerings to include training materials in January 1998, corporate documentation in May 1998 and professional resources for the engineering, science, mathematics and financial services industries in March 1999. We introduced eMatter, a secure digital publishing technology that allows authors and publishers to publish and sell works online, in October 1999. More recently, we have introduced our Information Exchange product suite, as well as information resources for the medical and biotechnology industries. As a result, we have a very limited operating history from which to evaluate our business and prospects.

      Our prospects must be considered in light of the risks, expenses and uncertainties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets, including electronic commerce. These risks may include:

-     An evolving and unpredictable business model;

-     Management of an expanding business;

-     Fluctuations in sales and seasonality;

-     Entry into new business areas;

-     Competition;

-     Need for additional personnel and dependence on key personnel;

-     Limitations on our ability to establish and expand our brand; and

-     Capacity constraints and system failures.

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

We may not successfully address these challenges and the failure to do so could seriously harm our business, financial condition, operating results and cash flows.

We Have Incurred Losses and We Expect Future Losses

      Since inception, we have incurred significant net operating losses and expect to incur additional net operating losses for the foreseeable future. We may not achieve profitability and if achieved, profitability may not be sustained. As of January 31, 2000, we had an accumulated deficit of $44.0 million. We believe that our success will depend in large part on our ability to:

- Integrate our Information Exchange suite of products into our business;

-     Enhance our customers' online shopping experience;

- Expand corporate relationships and establish and utilize supplier relationships;

-     Build brand awareness;

-     Capitalize on the market for information resources;

-     Maintain our technology focus and expertise; and

- Expand our expertise in the engineering, science, mathematics, financial services, medical and biotechnology industries.

As a result, we intend to invest heavily in our direct sales and telesales organizations, systems and infrastructure development, and marketing and promotion. These expenditures may not result in increased revenues or customer growth. Additionally, while in recent periods we have experienced significant growth in revenues, our customer base and repeat customer revenue, these growth rates are not sustainable. These growth rates will decrease in the future and are not indicative of actual growth rates that we may experience.

Our Quarterly Operating Results Are Volatile and Future Operating Results Remain Uncertain

      Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. Our future quarterly operating results may vary significantly due to a variety of factors, many of which are outside our control. Factors that could affect our quarterly operating results include:

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

-     The introduction of new product lines, including eMatter; and

-     Governmental regulation.

      We are unable to accurately forecast our future revenues because of our limited operating history and the emerging nature of the markets in which we compete. Revenues and operating results generally depend on the volume of, timing of and ability to fulfill orders received. These factors have historically been, and are likely to continue to be, difficult to forecast. Our current and future expense levels are based largely on our operating plans and estimates of future revenues and are, to a large extent, fixed. We may be unable to adjust spending sufficiently quickly to compensate for any unexpected revenue shortfall. As a result, any significant shortfall in revenues in relation to our planned expenditures could seriously harm our business, financial condition, operating results and cash flows. Further, we may, from time to time, make selected pricing, product, service or marketing decisions as a strategic response to changes in the competitive environment. These changes could also seriously harm our business, financial condition, operating results and cash flows.

      Further, we have, in the past, experienced seasonality in our business, and we expect that we will continue to experience seasonality in the future. Internet usage and the amount of purchases from individual and corporate consumers tend to decline during August, November and December. During these times professionals are either absent from the workplace, on vacation or experience a holiday closure at their company. Our results in future quarters may be negatively affected by seasonal trends.

      Due to the foregoing factors, we cannot predict with any significant degree of certainty our quarterly revenue and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance. It is likely that in one or more future quarters our results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could be seriously harmed.

The Risks and Expenses Associated with New Product Offerings May Harm Our
Business

      For the fiscal year ended January 31, 2000 approximately 86% of our online revenues were derived from sales of books. We recently expanded our product offerings to include our Information Exchange suite of products and resource materials for professionals in the medical and biotechnology industries, and future revenues from these new product offerings are difficult to forecast. The lack of market acceptance for these efforts or our inability to generate satisfactory revenues from such expanded services or products to offset related increased costs could seriously harm our business, financial condition, operating results and cash flows.

      In addition, we may choose to further expand our operations by promoting new or complementary products and expanding the breadth and depth of products and services offered. We may decide to utilize third-party relationships to extend our brand or establish additional co-branded online stores. We may pursue the acquisition of new or complementary businesses, products or technologies. However, we have no present commitments or agreements for any material acquisitions or investments. We may not be able to expand our product offerings and related operations in a cost-effective or timely manner. These efforts may fail to increase online traffic and purchases from our online or physical retail stores or to increase our overall market acceptance. Furthermore, any new business or online store launched by us that is not favorably received by individuals, corporate customers or their employees or constituents could damage our reputation or the Fatbrain.com brand. Expansion of our operations in this manner would also require significant additional expenses and development, operations and editorial resources. These efforts may strain our management, financial and operational resources.

The Risks and Expenses Associated with Our Entry into New Business Areas May Harm Our Business

      We recently introduced eMatter, a secure digital publishing technology which allows authors and publishers to publish and sell works online. We also announced that we have created a new company - under the name MightyWords - to address the mass market opportunities created by the eMatter technology. We are currently seeking private equity funding for MightyWords, which will be operated as a separate company. Future revenues from this new business area and this new company are difficult to forecast. Further, the development and expansion of eMatter and MightyWords require additional expenses and the diversion of resources. The lack of market acceptance for eMatter or MightyWords, our inability to secure funding for MightyWords, or our inability to generate satisfactory revenues from eMatter or MightyWords to offset related increased costs could seriously harm our business, financial condition, operating results and cash flows.

Our Markets Are Highly Competitive

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

- A number of indirect competitors that specialize in electronic commerce or derive a substantial portion of their revenue from electronic commerce and other companies with substantial customer bases in the computer and other technical and professional fields; and

- With respect to MightyWords, 1stBooks, Books24x7, iUniverse.com, netLibrary, PublishOne and a variety of self-publishing and e-publishing sites.

      We believe that the principal competitive factors on which we compete in our markets include:

-     Brand recognition;

-     Selection, personalized services and overall customer service;

-     Convenience and accessibility;

-     Price;

-     Quality of search tools;

-     Quality of editorial and other site content; and

-     Reliability and speed of fulfillment.

      We may not be able to maintain a competitive position against current or future competitors as they enter the markets in which we compete. This is true particularly with respect to competitors with longer operating histories, larger customer bases and greater financial, marketing, service, support, technical and other resources than us. In addition, online retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Some of our competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Web site and systems development than we can. Our failure to maintain a competitive position within our markets could seriously harm our business, financial condition, operating results and cash flows.

      In addition, increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. We may from time to time make selected pricing, service or marketing decisions or acquisitions as a strategic response to changes in the competitive environment. These actions could result in reduced margins or otherwise seriously harm our business, financial condition, operating results and cash flows.

      Further, new technologies and the expansion of existing technologies may increase the competitive pressure we experience. For example, applications that select specific titles from a variety of Web sites may channel customers to online booksellers that are our competitors. Companies that control access to transactions through a network or Web browsers could also promote our competitors or charge us a substantial fee for inclusion. In addition, vendors of information resources such as technology based training materials could provide direct access to training programs online.

We Must Manage Our Growth and Expansion

      We have rapidly expanded our operations and we anticipate that further expansion will be required to address potential growth in our customer base and market opportunities. Specifically, we expect to significantly increase our direct corporate and telesales organization and marketing initiatives. This expansion has placed, and future expansion is expected to place, a significant strain on our management, operational and financial resources. In addition, the introduction and development of eMatter is anticipated to divert management attention and resources. Our management will be required to maintain and expand our relationships with:

-     Various suppliers and freight companies;

-     Other Web sites and other Web service providers;

-     Internet and other online service providers; and

-     Other third parties necessary to our business.

      Our new employees include a number of key managerial, technical and operations personnel who have not yet been fully integrated and we expect to add additional key personnel in the near future. To manage the expected growth of our operations and personnel, we will need to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls. In addition, we will need to expand, train and manage an increasing employee base. We will also need to expand our finance, administrative and operations staff.

        Our current and planned personnel, systems, procedures and controls may be inadequate to support our future operations. Further, management may be unable to attract, retain, motivate and manage required personnel or to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business, financial condition, operating results and cash flows could be seriously harmed.

Capacity Constraints and Our Reliance on Internally Developed Systems Could Affect Our Business

      A key element of our strategy is to generate a high volume of traffic on, and use of, our online store. As a result, the satisfactory performance, reliability and availability of the online store, transaction-processing systems and network infrastructure are critical to our reputation. These factors are similarly critical to our ability to attract and retain customers and maintain adequate service and customer support levels. Our revenues depend on the number of visitors who shop at our online store and the volume of orders we fulfill. Any system interruptions that cause our online store to be unavailable or impair order fulfillment performance would reduce the volume of goods sold and the attractiveness of our product and service offerings. We have experienced periodic system interruptions, which we believe will continue to occur from time to time. If there is a substantial increase in the volume of traffic on our online store or the number of orders placed by customers, we will need to expand and further upgrade our technology, transaction-processing systems and network infrastructure. We may be unable to accurately project the rate or timing of increases, if any, in the use of our online store or timely expand and upgrade our systems and infrastructure to accommodate such increases.

      We use an internally developed system, which is supplemented by commercially available licensed technology, for:

-     Our online store;

-     Our search engine;

-     Our secure digital publishing channel for eMatter; and

- Substantially all aspects of our transaction processing systems, including order management, cash and credit card processing, purchasing, inventory management and shipping.

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

      We may be unable in a timely manner to effectively upgrade and expand our transaction-processing system or to smoothly integrate any newly developed or purchased modules with our existing systems. Any inability to do so could seriously harm our business, financial condition, operating results and cash flows.

We Must Attract Additional Personnel

      Our future success depends on our ability to attract, retain and motivate highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, particularly in the San Francisco Bay area, where our headquarters are located. As a result, we may be unable to successfully attract, assimilate or retain qualified personnel. We have encountered difficulties in attracting a sufficient number of qualified software developers for our online store and transaction-processing systems. Further, we may be unable to retain those developers we currently employ or attract additional developers. The failure to retain and attract the necessary personnel could seriously harm our business, financial condition, operating results and cash flows.

Changes in State Sales and Other Tax Collection Regulations Could Harm Our Business

      We do not currently collect sales or other similar taxes for shipments of goods into states other than California and Kentucky. However, one or more states or foreign countries may seek to impose sales tax collection obligations on out-of-state or foreign companies which engage in electronic commerce. In addition, any new operations we establish in states outside California and Kentucky could subject shipments into these states to state sales taxes. A successful assertion by one or more states or any foreign country that we should collect sales or other similar taxes on the sale of merchandise could seriously harm our business, financial condition, operating results and cash flows.

System Failures Could Harm Our Business

      Our success, in particular our ability to successfully receive and fulfill online orders and provide high quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Substantially all of our computer and communications hardware is currently located at a single leased facility in Santa Clara, California. We have experienced minor and infrequent system interruptions in the past. We do not presently have a formal disaster recovery plan and do not carry sufficient business interruption insurance to compensate us for losses that may occur. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. These disruptions could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could seriously harm our business, financial condition, operating results and cash flows.

      Our systems and operations are vulnerable to damage or interruption from a number of sources, including:

-     Fire;

-     Flood;

-     Power loss or telecommunications failure;

-     Break-ins; and

-     Earthquake and similar events.

We Rely on Selected Suppliers

      For the fiscal year ended January 31, 2000, we purchased approximately 34% of our products from Ingram Book Company and 17% of our products from Pearson Education Division. We rely to a large extent on rapid fulfillment from Ingram, Pearson and other vendors. We generally have no commitments or arrangements with any of our vendors that guarantee the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. Our current vendors may not continue to sell merchandise to us on current terms. In addition, we may be unable to establish new or extend current vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. If we were unable to develop and maintain relationships with vendors that would allow us to obtain sufficient quantities of merchandise on acceptable commercial terms, our business, financial condition, operating results and cash flows could be seriously harmed.

We Depend on Key Personnel

      Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. The loss of the services of any of our executive officers or other key employees could seriously harm our business, financial condition, operating results and cash flows.

      We have entered into employment agreements with several members of our senior management, including:

-     Mr. MacAskill, our Chief Executive Officer;

-     Mr. Orumchian, our Executive Vice President of Product Development; and

-     Mr. Capovilla, our President and Chief Operating Officer.

Each employment agreement specifies the officer's base salary and general employee benefits, including acceleration of a portion of the employee's common stock option vesting.

Risks Associated with International Sales

      For the fiscal year ended January 31, 2000, international sales accounted for approximately 13% of our online revenue. We expect that our percentage of online revenue from international markets will continue to represent a significant portion of our total revenue. Our international business activities are subject to a variety of potential risks, including the adoption of laws, political and economic conditions and actions by third parties that would restrict or eliminate our ability to do business in some jurisdictions. Although we currently transact business in U.S. dollars, to the extent that we determine to transact business in foreign currencies, we will become subject to the risks attendant to transacting in foreign currencies, including potential adverse effects of exchange rate fluctuations.

Protection of Our Intellectual Property Is Limited

      We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. Further, we rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, partners and others to protect our proprietary rights. We pursue the registration of our trademarks and service marks in the U.S. and internationally, and have applied for the registration of selected trademarks and service marks. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. While we attempt to ensure that the quality of our brand is maintained by our licensees, our licensees may take actions that could seriously harm the value of our proprietary rights or reputation and in turn our business, financial condition, operating results and cash flows. The steps we have taken to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, trade dress and similar proprietary rights.

We May Be Found to Infringe Proprietary Rights of Others

      Other parties may assert infringement claims against us. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We are not currently aware of any legal proceedings pending or threatened against us. In addition, we display reviews and articles on technical subjects in our online store. Some reviews and articles may be copyrighted and we may not have explicit permission from the author for use of such intellectual property. The authors may assert infringement claims against us. If a claim is asserted alleging that we have infringed the proprietary rights of a third party, we may be required to seek licenses to continue to use this intellectual property. The failure to obtain the necessary licenses or other rights at a reasonable cost could seriously harm our business, financial condition, operating results and cash flows.

RISKS RELATED TO OUR INDUSTRY

We Depend on the Continued Growth of Electronic Commerce

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

      In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet continues to experience significant expansion in the number of users, frequency of use or bandwidth requirements, the infrastructure for the Internet may be unable to support the demands placed upon it. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Internet generally and of us in particular. If any of the foregoing events occur our business, financial condition, operating results and cash flows could be seriously harmed.

We Must Respond to Rapid Technological Change and Evolving Industry Standards

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

      The development of our Web site and other proprietary technology entails significant technical and business risks. We may not successfully use new technologies effectively or adapt our online store, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner, in response to changing market conditions or customer requirements, our business, financial condition, operating results and cash flows could be seriously harmed.

Security Breaches of Third-Party Technology Could Affect Our Business

      A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary for secure transmission of confidential information, including customer credit card numbers. If any compromise of our security were to occur, it could expose us to a risk of loss or litigation and possible liability, as well as seriously harm our reputation, business, financial condition, operating results and cash flows. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the algorithms used by us to protect customer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches.

      Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. If these concerns limit or reduce the use of the Internet as a means of conducting commercial transactions, our business, financial condition, operating results and cash flows could be seriously harmed.

We May Face Increased Governmental Regulation and Legal Uncertainties

      We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to electronic commerce. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted in connection with the Internet, relating to:

-     User privacy;

-     Pricing;

-     Content;

-     Copyrights;

-     Distribution; and

-     Characteristics and quality of products and services.

      Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the expansion of the Internet. A decline in the growth of the Internet could decrease demand for our products and services and increase our cost of doing business, or otherwise seriously harm our business. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues like property ownership, sales tax, libel and personal privacy is uncertain and may take years to resolve. If any of these changes were to occur our business, financial condition, operating results and cash flows could be seriously harmed.

      As our service is offered over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of these states and foreign countries. The failure by us to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify. It is possible that the governments of other states and foreign countries also might attempt to regulate the content of our online store or prosecute us for violations of their laws. Violations of local laws may be alleged or charged by state or foreign governments. Further, we might unintentionally violate these laws and these laws may be modified and new laws may be enacted in the future.

      In addition, several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission in the same manner as other telecommunications services. The growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet use have begun to experience interruptions in phone service. As a result, local exchange carriers have petitioned the Federal Communications Commission to regulate Internet Service Providers in a manner similar to long distance telephone carriers and to impose access fees on Internet Service Providers. If any effort to increase regulation of Internet Service Providers is successful, the expense of communicating on the Internet could increase substantially, potentially slowing the growth in the use of the Internet. Any new legislation or regulation or application or interpretation of existing laws could seriously harm our business, financial condition, operating results and cash flows.

Possible Volatility of Our Stock Price

      The trading prices of our common stock may be subject to wide fluctuations in response to a number of factors, some of which are beyond our control, including:

-     Actual or anticipated variations in quarterly operating results;

- Announcements of technological innovations or new products or services by us or our competitors;

-     Changes in financial estimates by securities analysts;

-     Conditions or trends in the Internet and electronic commerce industries;

- Announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments; and

-     Additions or departures of key personnel.

      In addition, stock markets in general and the market for Internet-related and technology companies in particular, have experienced extreme price and volume trading volatility in recent years. This volatility has had a substantial effect on the market prices of the securities of many high technology companies for reasons frequently unrelated to the operating performance of specific companies. These broad market fluctuations could aversely affect the market price of our common stock. In addition, in the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against that company. If this type of litigation were instituted against us, it could result in substantial costs and a diversion of management's attention and resources, which could seriously harm our business, financial condition, operating results and cash flows.

We Have Implemented Anti-Takeover Provisions

      Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be seriously harmed by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a third-party from acquiring us without further action by our stockholders. We have no present plans to issue shares of preferred stock. Further, selected provisions of our Second Amended and Restated Certificate of Incorporation and Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

ITEM 2. PROPERTIES

      Our principal administrative, engineering, marketing, customer service and merchandising facility totals approximately 64,750 square feet and is located in Santa Clara, California under a master lease that expires in 2006. In addition, we lease a 40,000 square foot warehousing facility in Erlanger, Kentucky. We also lease two physical stores located in San Jose and Sunnyvale, California. We do not own any real property. We expect that our current facilities will be sufficient for the foreseeable future. We periodically evaluate the location and productivity of our stores, and may close, consolidate or relocate stores as conditions warrant.

ITEM 3. LEGAL PROCEEDINGS

      We are not currently aware of any legal proceedings pending or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the stockholders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      Our Common Stock is listed on the Nasdaq National Market ("Nasdaq") under the symbol "FATB." Our stock has been traded on that market since November 20, 1998. Prior to that date, when we completed our initial public offering, there was no public market for our Common Stock. As of January 31, 2000, there were approximately 245 holders of record of our Common Stock. The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Nasdaq prices of shares of Fatbrain.com's Common Stock:

FISCAL YEAR ENDED JANUARY 31, 2000                       HIGH         LOW
                                                       --------     --------
Fourth Quarter                                         $39 3/4      $16 1/2
Third Quarter                                          $24 1/16     $12 1/4
Second Quarter                                         $19 3/8      $13 5/16
First Quarter                                          $28 1/4      $12 1/4

DIVIDEND POLICY

      We have not paid any cash dividends on our Common Stock since inception and do not anticipate paying cash dividends in the foreseeable future. We currently anticipate that we will retain our earnings, if any, for use in the operation of our business and do not expect to pay cash dividends on our capital stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

(in thousands, except per share data)                                    Year ended January 31,
                                                 --------------------------------------------------------------------
                                                   1996           1997           1998           1999           2000
                                                 --------       --------       --------       --------       --------
STATEMENT OF OPERATIONS DATA:
Revenues:
    Online                                       $     --       $    180       $  3,021       $ 10,662       $ 28,776
    Retail and other                                   --             --          7,927          9,118          6,562
                                                 --------       --------       --------       --------       --------
        Total revenues                                 --            180         10,948         19,780         35,338
Cost of revenues:
    Online                                             --            150          2,189          8,433         23,191
    Retail and other                                   --             --          5,216          5,967          4,286
                                                 --------       --------       --------       --------       --------
        Total cost of revenues                         --            150          7,405         14,400         27,477
                                                 --------       --------       --------       --------       --------
Gross profit                                           --             30          3,543          5,380          7,861
Operating expenses:
    Sales and marketing                                 3            130          4,192          9,918         25,121
    Development and engineering                        65            110            860          2,858          6,598
    General and administrative                         26            412          1,674          2,909          7,354
                                                 --------       --------       --------       --------       --------
        Total operating expenses                       94            652          6,726         15,685         39,073
                                                 --------       --------       --------       --------       --------
Loss from operations                                  (94)          (622)        (3,183)       (10,305)       (31,212)
Interest, net                                          --             55             (7)           413            921
                                                 --------       --------       --------       --------       --------
Net loss                                         $    (94)      $   (567)      $ (3,190)      $ (9,892)      $(30,291)
                                                 ========       ========       ========       ========       ========
Basic and diluted net loss per share             $  (0.10)      $  (0.38)      $  (2.11)      $  (2.87)      $  (2.61)
                                                 ========       ========       ========       ========       ========
Shares used in computing net loss per share           960          1,504          1,509          3,441         11,627

                                                                           As of January 31,
                                                 --------------------------------------------------------------------
                                                   1996           1997           1998           1999           2000
                                                 --------       --------       --------       --------       --------
BALANCE SHEET DATA:
Cash and equivalents                             $     29       $  3,228       $  4,974       $  9,341       $ 15,367
Working capital                                        29          3,242          5,630         17,142         21,802
Total assets                                          101          3,583         13,598         39,614         48,465
Total liabilities                                      49            182          3,673          3,118         11,348
Total stockholders' equity                             52          3,401          9,925         36,496         37,117

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-KSB. This document contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, fluctuations in customer demand, our ability to manage our growth, risks associated with competition and risks identified in our most recent Securities and Exchange Commission filings, including, but not limited to, those discussed in this Form 10-KSB under the heading "Other Factors Affecting Operating Results, Liquidity and Capital Resources."

Overview

      Fatbrain.com, Inc. is the leader in managing, marketing and distributing information for businesses. Fatbrain.com's new Information Exchange product suite combines Fatbrain.com's e-commerce expertise, secure digital publishing technology known as eMatter, comprehensive professional bookstore, established print-on-demand infrastructure, and world-class distribution and fulfillment services to deliver a powerful and complete Web-based solution for outsourcing mission-critical internal and external corporate documentation. With over 900,000 information resource titles from more than 25,000 publishers, we offer our customers online access to a broad and comprehensive selection of technical and professional books, technology based training solutions, corporate documentation and other information resources. In addition to our extensive product offering, our online store features authoritative and compelling content, competitive pricing, an easy-to-use navigational interface and a variety of value-added services. We also operate two physical retail stores that complement our online business by generating increased online traffic and creating cross-promotional opportunities.

      We recently announced that we have created a new company - under the name MightyWords - to address the mass market opportunities created by our successful eMatter digital publishing initiative. We will continue to leverage the eMatter technology to deliver document publishing services for our corporate customers as part of the Information Exchange product suite. We are currently seeking private equity funding for MightyWords, which will be operated as a separate company.

      We were incorporated in November 1994 as Computer Literacy Corporation and began selling technical books in February 1996, technology based training solutions in January 1998, corporate documentation in May 1998, and professional resources for the engineering, science, mathematics and financial services industries in March 1999. In October 1999 we began offering eMatter at our online store. More recently, we have introduced our Information Exchange product suite, as well as information resources for the medical and biotechnology industries. We generate revenues from sale of our products through our professionally focused online store, certain co-branded corporate online stores and our two retail locations as well as through trade shows and book fairs. We generally recognize revenue from our online store upon shipment , from eMatter sales when the content is downloaded by the customer and from our physical retail stores, trade shows and book fairs, at the time of sale. In the year ended January 31, 2000, we generated additional revenue by selling advertising space on our Web site.

      Cost of revenues includes costs of products and inbound and outbound freight. These costs may vary as a percentage of total revenues in any given period due to a number of factors, including increased price competition, varied levels of cooperative advertising dollars received from certain publishers of books, changes in the size and timing of discounts and other promotional activities, and changes in product mix. For the fiscal year ended January 31, 1999 and January 31, 2000, we purchased approximately 37% and 34%, respectively, of our books from Ingram Book Company ("Ingram"), an indirect reseller. Although the primary advantage associated with purchasing from Ingram is just in time inventory management, we believe we will make a larger number of our purchases directly from publishers as our sales volume increases, thereby enabling us to take advantage of favorable volume discounts. For the fiscal year ended January 31, 1999 and January 31, 2000 we purchased approximately 22% and 17%, respectively, of our books from Pearson Education Division.

      Since inception, we have incurred significant net operating losses and expect to incur additional net operating losses for the foreseeable future. There can be no assurance that we will achieve profitability or that, if profitability is achieved, it will be sustained. As of January 31, 2000 we had an accumulated deficit of $44.0 million. We believe that our success will depend in large part on our ability to integrate our Information Exchange suite of products with our new and potential customer base, to enhance our customers' online shopping experience, offer and market new products, expand corporate relationships, build brand awareness, encourage customer loyalty, capitalize on the market for information resources, establish and leverage supplier relationships, maintain our technical focus and expand our expertise in the engineering, science, mathematics, financial services, medical and biotechnology industries. Accordingly, we intend to invest heavily in our direct sales and telesales organizations, infrastructure development, and marketing and promotion. There can be no assurance that such expenditures will result in increased revenues or customer growth. Additionally, while in recent periods we have experienced significant growth in revenues, our customer base and repeat customer revenue, such growth rates are not sustainable, will decrease in the future and are not indicative of actual growth rates that we may experience in future periods. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results, including our operating expenses as a percentage of total revenues, are not necessarily meaningful and should not be relied upon as an indication of future performance. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources - We Have Incurred Losses and We Expect Future Losses; Our Limited Operating History May Prevent Us from Achieving Success in Our Business."

Results Of Operations

      The following table presents our results of operations as a percentage of total revenues for the periods indicated.

                                             Year ended January 31,
                                        --------------------------------
                                         1998         1999         2000
                                        ------       ------       ------
Revenues:
      Online                              27.6%        53.9%        81.4%
      Retail and other                    72.4         46.1         18.6
                                        ------       ------       ------
         Total revenues                  100.0        100.0        100.0
                                        ------       ------       ------
Cost of revenues (1):
      Online                              72.5         79.1         80.6
      Retail and other                    65.8         65.4         65.2
                                        ------       ------       ------
         Total cost of revenues           67.6         72.8         77.8
                                        ------       ------       ------
Gross profit                              32.4         27.2         22.2
Operating expenses:
      Sales and marketing                 38.3         50.1         71.1
      Development and engineering          7.8         14.5         18.6
      General and administrative          15.3         14.7         20.8
                                        ------       ------       ------
         Total operating expenses         61.4         79.3        110.5
                                        ------       ------       ------
    Loss from operations                 (29.1)       (52.1)       (88.3)
    Interest, net                         (0.1)         2.1          2.6
                                        ------       ------       ------
    Net loss                            (29.1%)      (50.0%)      (85.7%)
                                        ======       ======       ======

(1) Cost of online revenue and cost of retail and other revenue are shown as a percentage of related online revenue and retail and other revenue, respectively.

Fiscal 1999 Compared To Fiscal 2000

      Online Revenue. Online revenue is comprised of revenue from online sales of information resources, net of returns, associated outbound shipping charges and, to a lesser extent, the sale of advertising space on our Web site. Online revenue increased from $10.7 million, or 53.9% of total revenues in the fiscal year ended January 31, 1999, to $28.8 million, or 81.4% of total revenues in the fiscal year ended January 31, 2000, primarily as a result of significant increases in our customer base (from 77,956 at January 31, 1999 to 246,175 at January 31, 2000), and repeat purchases from our existing customers.

      International sales represented approximately 21% and 13% of online revenue for the fiscal year ended January 31, 1999 and the fiscal year ended January 31, 2000, respectively.

      Retail and Other Revenue. Retail and other revenue is comprised primarily of revenue generated by our physical retail stores and, to a lesser extent, by trade shows and book fairs. Retail and other revenue decreased from $9.1 million, or 46.1% of total revenues for the fiscal year ended January 31, 1999, to $6.6 million, or 18.6% of total revenues in the fiscal year ended January 31, 2000, primarily as a result of an increased focus of our sales and marketing on the online business, as well as the closure of two retail stores, located in Cupertino, California and Vienna, Virginia, at the end of fiscal 1999. We periodically evaluate the location and productivity of our retail stores and may close, consolidate or relocate stores as conditions warrant. Any closure, consolidation or relocation of a retail store is likely to decrease retail and other revenue.

      Cost of Online Revenue. Cost of online revenue is comprised primarily of the cost of merchandise sold through our online store and associated inbound and outbound shipping costs. Cost of online revenue increased from $8.4 million, or 79.1% of online revenue for the fiscal year ended January 31, 1999, to $23.2 million, or 80.6% of online revenue in the fiscal year ended January 31, 2000, primarily due to increased online sales volume.

      Cost of Retail and Other Revenue. Cost of retail and other revenue is comprised of the cost of merchandise sold through our retail stores and at trade shows and book fairs and includes associated inbound shipping costs. Cost of retail and other revenue decreased from $6.0 million, or 65.4% of retail and other revenue in the fiscal year ended January 31, 1999, to $4.3 million, or 65.2% of retail and other revenue in the fiscal year ended January 31, 2000. The decrease in absolute dollars was attributable to the decrease in retail and other sales.

      Gross Profit. Gross profit as a percentage of total revenues decreased from 27.2% in the fiscal year ended January 31, 1999, to 22.2% in the fiscal year ended January 31, 2000. The percentage decrease was primarily a result of the increase in online sales as a percent of total revenues, as well as our online competitive pricing policy and discounted shipping offerings. We have offered, and expect to continue to offer in the foreseeable future, discounts on various product offerings and on outbound shipping to encourage new customers and online traffic. Such pricing pressure is likely to reduce gross margins in the future but may be partially offset by the change in mix of products sold towards higher margin technology based training materials and corporate documentation.

      Sales and Marketing Expenses. Sales and marketing expenses consist of payroll and related expenses for personnel engaged in corporate sales, marketing and fulfillment, advertising, promotional and public relations expenditures, and direct expenses associated with our retail stores. Sales and marketing expenses increased from $9.9 million, or 50.1% of total revenues in the fiscal year ended January 31, 1999, to $25.1 million, or 71.1% of total revenues in the fiscal year ended January 31, 2000. The increase in absolute dollars was primarily attributable to the expansion of our online store and its direct sales force, plus an increase in advertising, branding, public relations and other promotional expenditures to support our introduction of the Fatbrain.com brand and eMatter. The increase was also due to the increased personnel and related expenses required to implement our marketing strategy and fulfill customer demand. We intend to continue to enhance our corporate sales force to generate increased online traffic and acquire customers and to pursue branding, marketing and telesales campaigns.

      Development and Engineering Expenses. Development and engineering expenses primarily consist of costs associated with systems and telecommunications infrastructure, as well as editorial operations. Development and engineering expenses increased from $2.9 million, or 14.5% of total revenues in the fiscal year ended January 31, 1999, to $6.6 million, or 18.6% of total revenues in the fiscal year ended January 31, 2000. The increase in absolute dollars was primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of our online store and transaction-processing systems, as well as increased investments in systems and telecommunications infrastructure. Additionally, we incurred significant costs associated with the development and introduction of the Fatbrain.com brand and eMatter due to both increased staffing and systems infrastructure costs. To date, all development and engineering costs have been expensed as incurred. We believe that continued investment in systems and infrastructure development is critical to attaining our strategic objectives.

      General and Administrative Expenses. General and administrative expenses consist of payroll and related costs associated with executive, accounting and administrative personnel, facilities expense, recruiting, professional service fees, information technology costs and other general corporate expenses. General and administrative expenses increased from $2.9 million, or 14.7% of total revenues in the fiscal year ended January 31, 1999, to $7.4 million or 20.8% of total revenues in the fiscal year ended January 31, 2000. This increase in absolute dollars was primarily due to increased salaries and related expenses associated with the hiring of additional personnel and increases in facilities related costs associated with our move to a new larger facility in July 1999.

      Interest, Net. Net interest income increased from $413,000 in the fiscal year ended January 31, 1999, to $921,000 in the fiscal year ended January 31, 2000 due to the investment of increased cash balances on hand.

      Liquidity And Capital Resources. Since inception, we have financed our operations through private sales of Preferred Stock which totaled approximately $19.3 million net of issuance costs, public sale of Common Stock in November 1998 which totaled approximately $30.8 million net of issuance costs and private sale of Common Stock and Warrants in November 1999 which totaled approximately $29.9 million net of issuance costs.

      Net cash used in operating activities was $11.1 million in fiscal 1999 and $26.7 million in fiscal 2000. Cash used in operating activities in fiscal 1999 primarily resulted from a net loss of $9.9 million plus increases of $1.1 million in accounts receivable and $826,000 in prepaid expenses and other assets, as well as a decrease in accounts payable of $622,000, offset by a reduction in inventory of $479,000 as well as depreciation and amortization of $648,000. For fiscal 2000, cash used in operating activities primarily resulted from a net loss of $30.3 million plus increases of $1.8 million in accounts receivable and $2.6 million in inventories, and $2.3 million in prepaid expenses and other assets, offset by an increase in accounts payable and accrued expenses of $8.2 million as well as depreciation and amortization of $1.6 million.

      Net cash used in investing activities was $21.0 million in fiscal 1999 while cash provided by financing activities was $2.1 million in fiscal 2000. Cash used in investing activities in fiscal 1999 was primarily attributable to $19.6 million in purchases of investment securities, as well as purchases of property and equipment of $1.4 million. Cash provided by investing activities in fiscal 2000 was primarily due to the sale of $12.5 million in investment securities, partially offset by purchases of property and equipment of $10.5 million.

      Cash provided by financing activities was $36.5 million and $30.6 million in fiscal 1999 and fiscal 2000, respectively. Cash provided by financing activities in fiscal 1999 consisted primarily of proceeds from the issuance of common stock in an initial public offering of $30.8 million net of issuance costs, as well as proceeds from the issuance of preferred stock of $5.5 million. Cash provided by financing activities in fiscal 2000 consisted primarily of proceeds from the issuance of common stock and warrants for $29.9 million in a private equity financing. We had a $4 million line of credit which expired on December 31, 1999.

      As of January 31, 2000, we had $15.4 million of cash and equivalents. As of that date, our principal commitments consisted of obligations outstanding under a purchase agreement with SmartForce (formerly CBT Systems, Ltd.) and operating and capital leases. Although we have no material long-term commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY RESULTS OF OPERATIONS

      The following table sets forth certain unaudited selected quarterly results of operations data for the eight quarters ended January 31, 2000 as well as such data expressed as a percentage of total revenue. In the opinion of management, this information has been prepared substantially on the same basis as the audited Financial Statements appearing elsewhere in this Form 10-KSB. The operating results for any quarter are not necessarily indicative of results for any future period (in thousands).

                                                                      Three Months Ended
                                 ----------------------------------------------------------------------------------------------
                                 April 30,   July 31,    Oct. 31,    Jan. 31,    April 30,   July 31,     Oct. 31,     Jan. 31,
                                   1998        1998        1998        1999        1999        1999        1999         2000
                                 --------    --------    --------    --------    --------    --------    ---------    ---------
Revenues:
   Online                        $  1,761    $  2,464    $  2,934    $  3,503    $  4,491    $  5,785    $   8,248    $  10,252
   Retail and other                 2,633       2,351       2,296       1,838       1,652       1,577        1,731        1,602
                                 --------    --------    --------    --------    --------    --------    ---------    ---------
       Total revenues               4,394       4,815       5,230       5,341       6,143       7,362        9,979       11,854
Cost of revenues:
   Online                           1,326       1,965       2,347       2,795       3,643       4,529        6,711        8,308
   Retail and other                 1,688       1,538       1,501       1,240       1,071       1,033        1,124        1,058
                                 --------    --------    --------    --------    --------    --------    ---------    ---------
       Total cost of revenues       3,014       3,503       3,848       4,035       4,714       5,562        7,835        9,366
                                 --------    --------    --------    --------    --------    --------    ---------    ---------
Gross profit                        1,380       1,312       1,382       1,306       1,429       1,800        2,144        2,488
Operating expenses:
   Sales and marketing              1,986       2,070       2,759       3,103       4,670       5,266        7,589        7,596
   Development and engineering        554         594         763         947       1,120       1,299        1,830        2,349
   General and administrative         543         681         799         886       1,178       1,340        1,959        2,877
                                 --------    --------    --------    --------    --------    --------    ---------    ---------
       Total operating expenses     3,083       3,345       4,321       4,936       6,968       7,905       11,378       12,822
                                 --------    --------    --------    --------    --------    --------    ---------    ---------
Loss from operations               (1,703)     (2,033)     (2,939)     (3,630)     (5,539)     (6,105)      (9,234)     (10,334)
Interest, net                          32          67          45         269         329         177           89          326
                                 --------    --------    --------    --------    --------    --------    ---------    ---------
Net loss                         $ (1,671)   $ (1,966)   $ (2,894)   $ (3,361)   $ (5,210)   $ (5,928)   $  (9,145)   $ (10,008)
                                 ========    ========    ========    ========    ========    ========    =========    =========

                                                                      Three Months Ended
                                 ----------------------------------------------------------------------------------------------
                                 April 30,   July 31,    Oct. 31,    Jan. 31,    April 30,   July 31,     Oct. 31,     Jan. 31,
                                   1998        1998        1998        1999        1999        1999        1999         2000
                                 --------    --------    --------    --------    --------    --------    ---------    ---------
As a Percentage of Total
   Revenues
Revenues:
   Online                            40.1%       51.2%       56.1%       65.6%       73.1%       78.6%        82.7%        86.5%
   Retail and other                  59.9        48.8        43.9        34.4        26.9        21.4         17.3         13.5
                                 --------    --------    --------    --------    --------    --------    ---------    ---------
       Total revenues               100.0       100.0       100.0       100.0       100.0       100.0        100.0        100.0
Cost of revenues(1):
   Online                            75.3        79.7        80.0        79.8        81.1        78.3         81.4         81.0
   Retail and other                  64.1        65.4        65.4        67.5        64.8        65.5         65.0         66.0
                                 --------    --------    --------    --------    --------    --------    ---------    ---------
       Total cost of revenues        68.6        72.8        73.6        75.5        76.7        75.6         78.5         79.0
                                 --------    --------    --------    --------    --------    --------    ---------    ---------
Gross profit                         31.4        27.2        26.4        24.5        23.3        24.4         21.5         21.0
Operating expenses:
   Sales and marketing               45.2        43.0        52.7        58.1        76.1        71.5         76.1         64.1
   Development and engineering       12.6        12.3        14.6        17.7        18.2        17.6         18.3         19.8
   General and administrative        12.4        14.1        15.3        16.6        19.2        18.2         19.6         24.3
                                 --------    --------    --------    --------    --------    --------    ---------    ---------
       Total operating expenses      70.2        69.4        82.6        92.4       113.5       107.3        114.0        108.2
                                 --------    --------    --------    --------    --------    --------    ---------    ---------
Loss from operations                (38.8)      (42.2)      (56.2)      (67.9)      (90.2)      (82.9)       (92.5)       (87.2)
Interest, net                         0.7         1.4         0.9         5.0         5.4         2.4          0.9          2.8
                                 --------    --------    --------    --------    --------    --------    ---------    ---------
Net loss                           (38.0%)     (40.8%)     (55.3%)     (62.9%)     (84.8%)     (80.5%)      (91.6%)      (84.4%)
                                 ========    ========    ========    ========    ========    ========    =========    =========

(1) Cost of online revenues and cost of retail and other revenues are shown as a percentage of related online revenue and retail and other revenue, respectively.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Fatbrain.com, Inc.
Santa Clara, California

We have audited the accompanying balance sheets of Fatbrain.com, Inc. as of January 31, 1999 and 2000, and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Fatbrain.com, Inc. as of January 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2000 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
San Jose, California
March 7, 2000

                               FATBRAIN.COM, INC.
                                 BALANCE SHEETS
           (in thousands, except per share data and par value amounts)

                                                                           January 31,
                                                                     -----------------------
                                                                       1999           2000
                                                                     --------       --------
ASSETS
Current assets:
    Cash and cash equivalents                                        $  9,341       $ 15,367
    Short-term investments                                              5,344          5,475
    Accounts receivable, net of allowance of $161 and $654
      in 1999 and 2000, respectively                                    1,268          3,027
    Inventories                                                         3,204          5,798
    Prepaid expenses and other                                          1,068          3,471
                                                                     --------       --------
      Total current assets                                             20,225         33,138

Property and equipment, net                                             2,097         11,224
Investments                                                            14,181          1,274
Goodwill, net                                                           2,751          2,545
Other assets                                                              360            284
                                                                     --------       --------
      Total assets                                                   $ 39,614       $ 48,465
                                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                 $  1,896       $  8,350
    Accrued liabilities                                                 1,169          2,964
    Current portion of capital lease obligations                           18             22
                                                                     --------       --------
      Total current liabilities                                         3,083         11,336
Capital lease obligations                                                  35             12
                                                                     --------       --------
      Total liabilities                                                 3,118         11,348
Commitments and Contingencies (Note 9)
Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000 shares authorized,
      none issued and outstanding                                          --             --
    Common stock, $0.001 par value, 50,000 and 50,000
      shares authorized, 11,172 and 12,951 shares issued and
      outstanding at January 31, 1999 and January 31, 2000,
      respectively                                                         11             13
    Additional paid-in capital                                         50,270         75,909
    Warrants                                                               12          5,261
    Accumulated loss on investments                                       (47)           (25)
    Accumulated deficit                                               (13,750)       (44,041)
                                                                     --------       --------
      Total stockholders' equity                                       36,496         37,117
                                                                     --------       --------
      Total liabilities and stockholders' equity                     $ 39,614       $ 48,465
                                                                     ========       ========

                       (See Notes to Financial Statements)

                               FATBRAIN.COM, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (in thousands, except per share data)

                                                          Year ended January 31,
                                                  --------------------------------------
                                                    1998           1999           2000
                                                  --------       --------       --------
Revenues:
      Online                                      $  3,021       $ 10,662       $ 28,776
      Retail and other                               7,927          9,118          6,562
                                                  --------       --------       --------
         Total revenues                             10,948         19,780         35,338
Cost of revenues:
      Online                                         2,189          8,433         23,191
      Retail and other                               5,216          5,967          4,286
                                                  --------       --------       --------
         Total cost of revenues                      7,405         14,400         27,477
                                                  --------       --------       --------
Gross profit                                         3,543          5,380          7,861
Operating expenses:
      Sales and marketing                            4,192          9,918         25,121
      Development and engineering                      860          2,858          6,598
      General and administrative                     1,674          2,909          7,354
                                                  --------       --------       --------
         Total operating expenses                    6,726         15,685         39,073
                                                  --------       --------       --------
Loss from operations                                (3,183)       (10,305)       (31,212)
Interest, net                                           (7)           413            921
                                                  --------       --------       --------
Net loss                                            (3,190)        (9,892)       (30,291)
Other comprehensive income/(loss) -
    unrealized gain/(loss) on investments               --            (47)            22
                                                  --------       --------       --------
Comprehensive loss                                $ (3,190)      $ (9,939)      $(30,269)
                                                  ========       ========       ========
Basic and diluted net loss per share              $  (2.11)      $  (2.87)      $  (2.61)
                                                  ========       ========       ========
Shares used in calculating basic and diluted
    net loss per share                               1,509          3,441         11,627
                                                  ========       ========       ========

                       (See Notes to Financial Statements)

                               FATBRAIN.COM, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                          Accumulated
                                            Convertible                                      Other
                                             Preferred      Common    Additional            Compre-                  Total
                                               Stock        Stock      Paid-In              hensive   Accumulated Stockholders'
                                          Shares Amount Shares Amount  Capital   Warrants     Loss      Deficit      Equity
                                          ------ ------ ------ ------ ---------- -------- ----------- ----------- -------------

Balances, January 31, 1997                 2,435   $ 2   1,504   $ 2   $  4,065   $    --     $ --     $   (668)  $  3,401

Issuance of Preferred Series B                19    --      --    --         31        --       --           --         31

Issuance of Preferred Series C
  (net of issuance costs of $5)            1,042     1      --    --      2,494        --       --           --      2,495

Issuance of Preferred Series D
  (net of issuance costs of $56)           1,726     2      --    --      7,192        --       --           --      7,194

Issuance of stockholder note receivable       --    --      --    --        (25)       --       --           --        (25)

Exercise of stock options                     --    --      23    --          4        --       --           --          4

Options granted to consultants                --    --      --    --          3        --       --           --          3

Warrants granted to creditor                  --    --      --    --         --        12       --           --         12

Net loss                                      --    --      --    --         --        --       --       (3,190)    (3,190)
                                           -----   ---  ------   ---   --------   -------     ----     --------   --------
Balances, January 31, 1998                 5,222     5   1,527     2     13,764        12       --       (3,858)     9,925

Repayment of stockholder note receivable      --    --      --    --         25        --       --           --         25

Options granted to consultants                --    --      --    --         19        --       --           --         19

Exercise of stock options                     --    --     116    --        129        --       --           --        129

Issuance of Preferred Series E
  (net of issuance costs of $24)             857     1      --    --      5,498        --       --           --      5,499

Issuance of common stock in Initial
  Public Offering (net of issuance
  costs of $1,247)                            --    --   3,450     3     30,835        --       --           --     30,838

Conversion of preferred stock to
  common in connection with Initial
  Public Offering                         (6,079)   (6)  6,079     6         --        --       --           --         --

Unrealized loss on investments                --    --      --    --         --        --      (47)          --        (47)

Net Loss                                      --    --      --    --         --        --       --       (9,892)    (9,892)
                                           -----   ---  ------   ---   --------   -------     ----     --------   --------
Balance, January 31, 1999                     --    --  11,172    11     50,270        12      (47)     (13,750)    36,496

Warrants granted to consultant
  and creditor                                --    --      --    --         --       264       --           --        264

Exercise of stock options                     --    --     280     1        271        --       --           --        272

Repurchase of shares                          --    --     (11)   --         --        --       --           --         --

Exercise of stock warrants                    --    --      19    --         32       (32 )     --           --         --

Sale of stock under employee stock
  purchase plan purchases                     --    --      53    --        489        --       --           --        489

Issuance of warrants and common
  stock in private placement (net of
  issuance costs of $135)                     --    --   1,438     1     24,847     5,017       --           --     29,865

Unrealized gain on investments                --    --      --    --         --        --       22           --         22

Net Loss                                      --    --      --    --         --        --       --      (30,291)   (30,291)
                                           -----   ---  ------   ---   --------   -------     ----     --------   --------
Balance, January 31, 2000                     --    --  12,951   $13   $ 75,909   $ 5,261     $(25)    $(44,041)  $ 37,117
                                           =====   ===  ======   ===   ========   =======     ====     ========   ========


                      (See Notes to Financial Statements)

                               FATBRAIN.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       Year ended January 31,
                                                                                  ---------------------------------
                                                                                    1998        1999         2000
                                                                                  -------     --------     --------
Cash from operating activities:
   Net loss                                                                       $(3,190)    $ (9,892)    $(30,291)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                   297          648        1,602
      Write-off of fixed assets in connection with closing of stores                   --           61           --
      Options and warrants granted to consultants and creditor                         15           19          184
      Amortization of premium on investments                                           --           44          253
   Changes in current assets and liabilities:
      Accounts receivable                                                             (35)      (1,115)      (1,759)
      Inventories                                                                  (1,145)         479       (2,594)
      Prepaid expenses and other assets                                              (173)        (826)      (2,316)
      Accounts payable                                                              1,680         (622)       6,454
      Accrued liabilities                                                            (117)          85        1,795
                                                                                  -------     --------     --------
      Net cash used in operating activities                                        (2,668)     (11,119)     (26,672)
                                                                                  -------     --------     --------

Cash from investing activities:
      Purchase of property and equipment                                             (941)      (1,371)     (10,454)
      Sale/(purchase) of investment securities                                         --      (19,616)      12,545
      Acquisition of CLBI, net of cash acquired                                    (4,334)          --           --
                                                                                  -------     --------     --------
      Net cash provided by/(used in) investing activities                          (5,275)     (20,987)       2,091
                                                                                  -------     --------     --------

Cash from financing activities:
      Repayment of capital lease obligation                                           (10)         (18)         (19)
      Issuance of preferred stock, net                                              9,695        5,524           --
      Proceeds from sale of common stock in private placement                          --           --       24,848
      Issuance of warrants to investor                                                 --           --        5,017
      Net exercise of stock options                                                     4          129          272
      Employee stock purchase plan purchases                                           --           --          489
      Net proceeds from initial public offering                                        --       30,838           --
                                                                                  -------     --------     --------
      Net cash provided by financing activities                                     9,689       36,473       30,607
                                                                                  -------     --------     --------

Net increase in cash and equivalents:                                               1,746        4,367        6,026
      Cash and equivalents at beginning of period                                   3,228        4,974        9,341
                                                                                  -------     --------     --------
      Cash and equivalents at end of period                                       $ 4,974     $  9,341     $ 15,367
                                                                                  =======     ========     ========

Non-cash investing and financing activities:
      Conversion of preferred stock into common stock                             $    --     $ 19,268     $     --
      Equipment acquired through capital lease transactions                       $    42     $     --     $     --
      Sale of preferred stock for note receivable                                 $    25     $     --     $     --
      Unrealized gain/(loss) on investments                                       $    --     $    (47)    $     22
      Warrants issued for services (Note 6 and 7)                                 $    --     $     --     $    138
      Cash paid to acquire CLBI, net of cash acquired:
        Assets acquired                                                           $ 2,926
        Liabilities assumed                                                        (1,897)
        Excess of purchase price over net assets acquired                           3,095
        Covenant not to compete                                                       210
                                                                                  -------
        Cash paid to acquire CLBI, net of cash acquired                           $ 4,334
                                                                                  =======
Supplemental disclosure of cash flow information:
      Cash paid for interest                                                      $    74     $      6     $     24
                                                                                  =======     ========     ========
      Cash paid for income taxes                                                  $     1     $      1     $     --
                                                                                  =======     ========     ========


                      (See Notes to Financial Statements)

                               FATBRAIN.COM, INC.
                          Notes to Financial Statements
                   Years Ended January 31, 1998, 1999 and 2000

1.    BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

      Fatbrain.com, Inc., formerly Computer Literacy, Inc., (the "Company") was incorporated in California in November 1994 and reincorporated in Delaware in May 1998. The Company is an online provider of professional books, technology based training solutions, corporate documentation and other information resources, all of which are targeted to business and technical professionals. In October 1999, the Company introduced eMatter, a secure digital publishing technology that allows authors and publishers to publish and sell works online. Business is transacted through the Company's Web site or through its two physical retail locations.

Cash equivalents

      Cash equivalents are highly liquid debt instruments with original maturities of three months or less when purchased.

Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents, accounts receivables and investments. Risks associated with cash and cash equivalents are mitigated by banking with credit worthy institutions. Risks associated with accounts receivables are mitigated as the Company performs on-going credit evaluations of its customers and requires deposits for sales on credit, when deemed necessary. The Company maintains reserves for estimated credit losses. The recorded carrying amount of cash and cash equivalents, accounts receivable and investments approximate fair market value. One customer accounted for 27% of accounts receivable at January 31, 1999. No one customer accounted for 10% or more of accounts receivable at January 31, 2000.

      The objective of the Company's investment policy is conservation of capital and maintenance of liquidity until funds are needed for use in business operations. Funds are diversified to minimize risk and concentrations of investments. Under policy guidelines, the following are considered eligible investments: obligations of the U.S. Treasury, U.S. government agencies, certain financial institutions and corporations, as well as investment in money market funds. All investments are limited to those highly rated by outside organizations and derivative instruments are ineligible as investments.

Inventories

      Inventories are valued at the lower of average cost (first in, first out method) or market. The Company's two largest vendors accounted for approximately 59% and 51% of the Company's book purchases in fiscal 1999 and 2000, respectively.

Property and Equipment

      Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements and assets recorded under capital lease are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life. Property and equipment included within projects in progress is depreciated in the month after the asset is placed into service.

Investments

      Investments represent debt securities, which are stated at fair value based on quoted market prices. All investments are classified as available-for-sale securities based on the Company's intended use. The difference between amortized cost and fair value representing unrealized holding gains and losses is recorded as a separate component of stockholders' equity as accumulated other comprehensive loss. Gains or losses on the sales of securities are determined on a specific identification basis.

Long-lived Assets

      Goodwill arising from the acquisition of Computer Literacy Bookshops, Inc. (Note 2) is amortized over its estimated life of 15 years. Accumulated amortization was approximately $344,000 and $550,000 at January 31, 1999 and 2000, respectively. The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No such impairments have been identified. The Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Revenue Recognition

      The Company recognizes revenue, net of discounts, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. For online revenue, this generally occurs at the time of shipment, except in the case of eMatter revenue which is generally recognized when the content is downloaded by the customer. Retail and other revenue is generally recognized at the time of sale.

Fair Value of Financial Instruments

      The recorded carrying amounts of the Company's financial instruments, cash and equivalents and investments, approximate their value and are based on quoted market prices.

Advertising Costs

      The cost of advertising is expensed as incurred. For the years ended January 31, 1998, 1999 and 2000, the Company incurred advertising expense of approximately $0.9 million, $3.0 million and $10.0 million, respectively.

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

Stock-Based Compensation

      The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees". The Company accounts for stock-based awards to non-employees in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation".

Net Loss Per Share

      Basic loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding. There were 2,188 and 22,127 shares subject to repurchase at January 31, 1999 and 2000, respectively. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (warrants and common stock options) were exercised or converted into common stock. Common stock equivalents are excluded from the computation in loss periods, as their effect would be anti-dilutive.

Comprehensive Loss

      In accordance with SFAS No. 130 "Reporting Comprehensive Income," the Company reports by major components and as a single total, the change in its net assets during the period from non-owner sources. Statements of comprehensive loss for the years ended January 31, 1998, 1999 and 2000 have been included within the statement of operations.

New Accounting Standard

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company beginning in the first quarter of fiscal year 2002. Although the Company has not fully assessed the implications of SFAS No. 133, management does not believe that the adoption of this statement will have a significant impact on the Company's financial position, results of operations or cash flows.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to, the level of inventory reserves for excess or slow moving inventory, evaluation of goodwill for impairment, accrued expenses, reserve for sales returns and a valuation allowance against net deferred tax assets. Actual results could differ from those estimates.

Reclassifications

      Certain prior year amounts in the accompanying financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on the results of operations or financial position for any year presented.


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

3.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                   January 31,    January 31,
                                                      1999           2000
                                                   -----------    -----------
                                                         (in thousands)
Computer and office equipment                       $  1,595       $  5,619
Software                                                 780          1,610
Leasehold improvements                                   232          1,325
Furniture and fixtures                                   121          1,367
Projects in progress                                     172          3,358
                                                    --------       --------
                                                       2,900         13,279
Less accumulated depreciation and amortization          (803)        (2,055)
                                                    --------       --------
Property and equipment, net                         $  2,097       $ 11,224
                                                    ========       ========

4.    INVESTMENTS

      The amortized cost and fair value of available-for-sale securities are presented in the tables below:

                                              January 31, 1999
                                    -------------------------------------
                                                (in thousands)

                                                 Unrealized
                                    Amortized   Holding Gains      Fair
                                      Cost       And (Losses)     Value
                                    ---------   --------------   --------
Corporate debt securities            $18,049         $(39)       $18,010

Debt securities of states
  and of the U.S. and political
  subdivisions of the states           1,523           (8)         1,515
                                     -------         ----        -------
Total                                $19,572         $(47)       $19,525
                                     =======         ====        =======

                                              January 31, 2000
                                    -------------------------------------
                                                (in thousands)

                                                 Unrealized
                                    Amortized   Holding Gains      Fair
                                      Cost       And (Losses)     Value
                                    ---------   --------------   --------

Discount commercial paper              4,223            3          4,226

Corporate debt securities              2,551          (28)         2,523
                                     -------         ----        -------
Total                                $ 6,774         $(25)       $ 6,749
                                     =======         ====        =======

The contractual maturities of the Company's investments in debt securities at January 31, 2000 are as follows:

                                             Within one    One to
                                                year     Five Years
                                             ----------  ----------
                                                 (in thousands)
Discount commercial paper                      $4,226      $   --
Corporate debt securities                       1,249       1,274
                                               ------      ------
Total                                          $5,475      $1,274
                                               ======      ======

5.    ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                            January 31,  January 31,
                                                1999        2000
                                            -----------  -----------
                                                  (in thousands)
Accrued compensation and related benefits      $  659      $1,807
Store and mail order credits                      184         171
Accrued sales tax payable                          79         492
Other                                             247         494
                                               ------      ------
Total                                          $1,169      $2,964
                                               ======      ======

6.    LINE OF CREDIT

      During fiscal 1998, the Company entered into a line of credit arrangement which expired during fiscal 2000. In connection with establishing the line of credit, the Company issued warrants to the bank to purchase up to 20,832 shares of the Company's Series C Preferred Stock at a price of $2.40 per share. Such warrants were converted to warrants to purchase common stock at the time of the Company's initial public offering. Vesting of these warrants occurred, as defined in the warrant agreement, based on outstanding balance thresholds. Accordingly, the Company recorded the fair value of such warrants as expense when it was deemed probable that the outstanding balance thresholds would be met.

      In fiscal 2000, all vested warrants were exercised. The net value of the warrants (total market value of the exercised warrants less the total price paid to exercise the warrants) was divided by the market price of the Company's common stock on the date of exercise to calculate the net shares issued. This "net issuance" method resulted in 19,337 shares of common stock issued to the warrant holder.

7.    STOCKHOLDERS' EQUITY

Common Stock

      At January 31, 2000, the Company had 50,000,000 shares of common stock authorized of which 12,950,507 were issued and outstanding. At January 31, 2000, the Company had reserved shares of common stock for issuance as follows:

                                                   (in thousands)
      Options outstanding under stock plans            3,306
      Issuance under stock option plans                  503
      Issuance under employee stock purchase plan        247
      Conversion of warrants                             481
                                                       -----
         Total shares reserved                         4,537
                                                       =====

Preferred Stock

      The Company is authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding January 31, 1999 or 2000.

1998 Employee Stock Purchase Plan

      In 1998, the Company adopted an Employee Stock Purchase Plan ("the ESPP"). A total of 300,000 shares of common stock are reserved for issuance under the ESPP. Under the ESPP, eligible employees may purchase common stock over certain offering periods through payroll deductions, which may not exceed 15% of the employee's compensation, nor more than 500 shares on any purchase date. Unless the Board of Directors shall determine otherwise, each offering period will run for 24 months commencing on each June 1 and December 1, except that the first offering period commenced on November 19, 1998 and will end on November 30, 2000. The price at which common stock may be purchased under the ESPP is equal to 85% of the fair market value of common stock on the first or last day of the applicable offering period, whichever is lower. In fiscal year 2000, the first year of grant under the plan, 53,149 shares were issued at the weighted average price of $9.20. At January 31, 2000 approximately $230,000 had been contributed by employees that will be used to purchase shares in fiscal 2001 at a price determined under the terms of the 1998 Purchase Plan. At January 31, 2000, the Company had 246,851 shares of its common stock reserved for future issuance under this plan.

Stock Option Plan

      Under the 1996 Stock Option Plan (the "Plan" or the "1996 Stock Plan"), the Company may grant options to purchase up to 1,215,686 shares of common stock to employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of fair value for nonstatutory stock options. These options generally vest 25% one year from the vest start date and ratably over the next 36 months and expire 10 years from the date of grant. Shares issued upon exercise of options that are unvested are subject to repurchase by the Company upon termination of employment or services. There were 22,127 shares issued and outstanding under the 1996 Stock Plan at January 31, 2000 that were subject to repurchase. Upon adoption of the 1998 Omnibus Equity Incentive Plan (the "1998 Plan"), the Company transferred all shares available for grant under the Plan to the 1998 Plan.

      The 1998 Omnibus Equity Incentive Plan was adopted by the Board of Directors on July 13, 1998 and became effective on November 19, 1998. The Company has reserved 3,000,000 shares, plus the aggregate number of shares remaining available for issuance under the 1996 Stock Plan, for issuance under the 1998 Plan. As of January 31, 2000, 2,912,205 of options had been granted under the 1998 Plan and 502,629 shares are available for option grant.

      Option activity under the 1996 Stock Option Plan and 1998 Omnibus Equity Incentive Plan is as follows (shares in thousands):

                                              Number of      Weighted
                                                Shares       Exercise
                                              ---------      ---------
Outstanding, February 1, 1997
  (8 vested at a weighted average $0.18)           277       $    0.18
  Options granted (weighted average
  fair value of $0.09 per                          795            0.57
  Options                                          (23)          (0.18)
  Options                                         (183)          (0.26)
                                                 -----
Outstanding, January 31, 1998
  (118 vested at a weighted average $0.28)         866            0.52
  Options granted (weighted average
  fair value of $0.88 per                          431            5.24
  Options                                         (116)          (1.12)
  Options                                         (135)          (1.05)
                                                 -----
Outstanding, January 31, 1999
  (284 vested at a weighted average $0.61)       1,046            2.33
  Options granted (weighted average
  fair value of $11.58 per                       2,912           17.83
  Options                                         (280)          (1.18)
  Options                                         (372)          (8.85)
                                                 -----
Outstanding, January 31, 2000
  (382 vested at a weighted average $2.20)       3,306       $   15.35
                                                 =====

      Additional information regarding options outstanding as of January 31, 2000 is as follows:

                                   Options Outstanding                             Options Vested
                  --------------------------------------------------------   ---------------------------
                                       Weighted Avg                            Number       Weighted
    Range of        Number of     Remaining Contractual   Weighted Average   of Shares       Average
 Exercise Price   Shares (000's)        Life (Yrs)         Exercise Price     (000's)     Exercise Price
 --------------   --------------  ---------------------   ----------------   ---------    --------------
  $0.18 - 0.24         265                7.1                  $ 0.20           220          $ 0.20
  $0.72 - 0.96          28                7.7                  $ 0.89            23          $ 0.87
  $2.00 - 3.40         122                7.7                  $ 2.24            74          $ 2.21
  $6.00 - 8.00         162                8.5                  $ 7.42            48          $ 7.04
 $13.50 - 19.94      2,681                9.7                  $17.92            17          $15.75
 $21.88 - 36.13         48                9.8                  $24.30            --          $   --
                     -----                                                      ---
  $0.18 - 36.13      3,306                9.3                  $15.35           382          $ 2.20
                     -----                                                      ---

Additional Stock Plan Information

      Since the Company continues to account for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income (loss) and earnings (loss) per share had the Company adopted the fair value method for employee awards as of the beginning of 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's fair value calculations on stock-based awards to employees under the 1996 and 1998 Stock Plans were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 4 years from the date of grant in 1998, 1999 and 2000; stock volatility, 0% in 1998, 92.3% in 1999 and 85% in 2000; risk-free interest rate, 5.5% in 1998 and 1999, and 5.8% in 2000; and no dividends during the expected term.

The Company's calculations are based on a single option award valuation approach, and forfeitures are recognized as they occur. For fiscal year 2000, the Company's fair value calculations on stock-based awards under the 1998 Purchase Plan were also made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of six months; stock volatility of 85%; risk free interest rate of 4.8%; and no dividends during the expected term. If the computed fair values of the fiscal 1998, 1999 and 2000 employee awards granted had been amortized to expense over the vesting period of the awards, pro forma net loss would have been approximately $3,300,000 ($2.19 per share), $9,950,000 ($2.89 per share), and $33,282,00 ($2.86 per share), respectively.

      During fiscal 1998 and 1999 the Company granted 29,301 and 16,151 options to consultants at exercise prices ranging from $0.18 to $8.00 per share, and recorded expense of approximately $3,000 to $19,000, respectively. All options vested in the year of grant.

      In November 1999, the Company received net proceeds of $29,865,000 in a private placement of 1,437,470 shares of common stock, of which $5,017,000 was allocated to the fair value (using the Black Scholes pricing model) of warrants to purchase 431,241 shares of common stock issued in conjunction with the private placement. The warrants are exercisable at $26.09 and expire in November 2004. The common stock and warrants were registered with the SEC in January 2000.

      In October 1999, the Company issued warrants to purchase 50,000 shares of common stock at $18.44 per share for eMatter content acquisition. Such warrants vest and become exercisable upon the achievement of certain pre-defined milestones. In accordance with SFAS No. 123 and related interpretations, the Company accounted for these performance based awards under the fair value method and as variable awards. The Company believes that the achievement of all milestones is probable and, accordingly, has recorded $138,000 of sales and marketing expense in the accompanying statement of operations for the portion of the awards deemed to be earned. Additionally, the fair value of the first milestone (contract signing) of $106,000 was capitalized into other current assets and is being amortized over the 15 month contractual period of performance. The warrants expire in October 2002.

8.    INCOME TAXES

      The Company's deferred tax balances at consist of the following:

                                                      January 31,
                                               ------------------------
                                                 1999            2000
                                               --------        --------
                                                    (in thousands)
      Net operating loss carryforwards         $  4,873        $ 15,466
      Expenses not currently deductible             492             951
      Allowance for bad debts                        71             267
                                               --------        --------
                                                  5,436          16,684
      Valuation allowance                        (5,436)        (16,684)
                                               --------        --------
      Net deferred tax asset                   $     --        $     --
                                               ========        ========

      The Company's effective tax rate differs from the expected benefit at the federal statutory tax rate as follows:

                                                Year ended January 31,
                                               ------------------------
                                                 1999            2000
                                               --------        --------
      Federal Statutory Tax Rate                    (35)%           (35)%
      State Taxes, Net of Federal Benefit            (6)             (6)
      Other                                           1               1
      Valuation Allowance                            40              40
                                               --------        --------

      Effective Tax Rate                              0%              0%
                                               --------        --------

      A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has established a valuation allowance of $5,436,000 and $16,684,000 as of January 31, 1999 and 2000, respectively, due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

      At January 31, 2000 the Company had federal and state net operating loss carryforwards of approximately $40,794,000 and $20,478,000 which expire beginning in 2011 and in 2004, respectively.

      The extent to which the loss carryforwards can be used to offset future taxable income may be limited depending on the extent of ownership changes within any three-year period as provided in the Tax Reform Act of 1986 and the California Conformity Act of 1987.

9.    COMMITMENTS AND CONTINGENCIES

Lease Commitments

      The Company leases telecommunications services under a noncancelable service agreement which began in fiscal year 1999. Expenses related to these services for fiscal 1999 and 2000 were $35,000 and $36,000, respectively.

      The Company leases office and warehouse space, retail store space and equipment under noncancelable operating leases which expire on various dates through 2006. Rental expense under operating lease agreements, net of sublease income, for the years ended January 31, 1998, 1999 and 2000 was approximately $390,000, $612,000, and $1,301,000, respectively.

      At January 31, 1999 and 2000, the Company leased equipment with a cost of $84,000 under capital leases. Accumulated amortization was approximately $37,000 and $56,000 for the fiscal years 1999 and 2000, respectively.

      Future minimum lease commitments under noncancelable service, operating and capital leases as of January 31, 2000 are as follows (in thousands):


Years ending                                     Service   Operating   Capital
 January 31,                                    Agreement    Leases    Leases
---------------                                 ---------  ---------   -------
    2001                                          $ 36       $1,533      $25
    2002                                            36        1,567       12
    2003                                            --        1,288       --
    2004                                            --        1,235       --
    2005                                            --        1,246       --
Thereafter                                          --        1,283       --
                                                  ----       ------      ---
     Future minimum lease payments                $ 72       $8,152       37
                                                  ====       ======
Amounts representing interest (8%)                                        (3)
                                                                         ---
Present value of future minimum lease payments                            34
Current portion                                                          (22)
                                                                         ---
Long-term lease obligations                                              $12
                                                                         ===

Purchase commitments

      In March 1999, the Company entered into a revised agreement with Smartforce (formerly CBT Systems, Ltd.). The agreement requires that the Company make a $2,250,000 minimum purchase commitment of Smartforce training products, as follows: fiscal 2001: $430,000; fiscal 2002: $470,000; and fiscal 2003:
$635,000. In fiscal 1999 and 2000, the Company made timely payments of $300,000 and $415,000, respectively, towards this commitment.

10.   EMPLOYEE BENEFIT PLAN

      The Company sponsors the Fatbrain.com, Inc. 401(k) Plan (the "401(k) Plan"), formerly the Computer Literacy, Inc. 401(k) Plan, which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. All full-time equivalent employees, over 21 years of age, are eligible and may participate in the 401(k) Plan six months subsequent to their hire date. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed 15% of their total compensation. The Company matches 50% for the first 4% contributed by the employee. Total Company contributions were $7,000, $31,000 and $81,000 in fiscal 1998, 1999 and 2000, respectively.

11.   SEGMENT INFORMATION

      On January 31, 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments in annual financial statements, along with related disclosures about products and services, geographic areas, and major customers.

      Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the Company's chief operating decision-maker. By this definition, Fatbrain.com has three operating segments: internet commerce, retail stores, and eMatter. These segments are differentiated based upon the method used to distribute product. For the internet commerce segment, products are ordered via the Company's Web site and mailed directly to the customer through the Company's distribution system. The retail stores maintain inventory within the store in a traditional retail environment. eMatter is downloaded via the Company's Web site. These operating segments had similar product offerings in the year ended January 31, 2000. Unallocated revenues are generated primarily from trade shows, book fairs and sale of advertising space.

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


SEGMENT CONTRIBUTION
(in thousands)                               Year ending January 31,
                                     --------------------------------------
                                       1998           1999           2000
                                     --------       --------       --------
Revenues(1):
  Internet commerce                  $  3,021       $ 10,662       $ 28,275
  Retail stores                         7,143          9,008          6,507
  eMatter                                  --             --             56
  Unallocated                             784            110            500
                                     --------       --------       --------
     Consolidated net revenues         10,948         19,780         35,338

Gross profit(1):
  Internet commerce                       832          2,229          5,128
  Retail stores                         2,464          3,128          2,262
  eMatter                                  --             --             12
  Unallocated                             247             23            459
                                     --------       --------       --------
      Consolidated margin               3,543          5,380          7,861

Contribution(2):
  Internet commerce                       332           (283)         2,862
  Retail stores                         1,078            744            694
  eMatter                                  --             --         (3,919)
  Unallocated                              38             (4)           430
                                     --------       --------       --------
      Consolidated contribution      $  1,448       $    457       $     67
                                     ========       ========       ========

(1) The presentation of revenues and gross profit is consistent with the Company's internal presentation of financial information to management.

(2)   Contribution is defined as gross profit, less direct operating expenses.

RECONCILIATION OF CONTRIBUTION TO NET LOSS

Consolidated contribution            $  1,448       $    457       $     67
Interest income, net                       (7)           413            921
Indirect expenses                      (4,631)       (10,762)       (31,279)
                                     --------       --------       --------
Net loss                             $ (3,190)      $ (9,892)      $(30,291)
                                     ========       ========       ========

Geographic Information

      International sales are measured as shipments to addresses outside the United States. For the year ended January 31, 1998, international sales were less than 10% of total revenues. For both of the years ended January 31, 1999 and 2000, international sales were 11% of total revenue. No foreign country or geographical area accounted for more than 10% of revenue in any of the periods presented.

Major Customers

      No individual customer accounted for 10% or more of the Company's revenues for fiscal years 1998, 1999 or 2000.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         The information required by this Item is incorporated by reference to the registrant's Proxy Statement except that the following exhibits are filed as part of this Report:

                  23.1 - Independent Auditors' Consent

                  27.01 - Financial Data Schedule

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 25, 2000.

                                          FATBRAIN.COM, INC.



                                          By /s/ CHRIS MACASKILL
                                            -----------------------------------
                                             Chris MacAskill
                                             Chief Executive Officer



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


SIGNATURE                           TITLE                                     DATE
---------                           -----                                     ----
/s/ CHRIS MACASKILL                 Chief Executive Officer           _______4/25/00________
-----------------------------       Chairman of the Board
Chris MacAskill

/s/ KEITH BENJAMIN                  Director                          _______4/25/00________
-----------------------------
Keith Benjamin

/s/ PETER G. BODINE                 Director                          _______4/25/00________
-----------------------------
Peter G. Bodine

/s/ DIANE DAGGAT                    Director                          _______4/25/00________
-----------------------------
Diane Daggat

/s/ ALAN S. FISHER                  Director                          _______4/25/00________
-----------------------------
Alan S. Fisher

/s/ PETER C. WENDELL                Director                          _______4/25/00________
-----------------------------
Peter C. Wendell

/s/ JANET L. HALL                   Interim Vice President of Finance _______4/25/00________
----------------------              and Chief Financial Officer
Janet L. Hall

                                 EXHIBIT INDEX



Exhibit        Description
-------        -----------

23.1           Independent Auditors' Consent

27.01          Financial Data Schedule