Form 10-Q
period 2000-04-30
FATBRAIN COM INC
filed 2000-06-14
CIK 1066010

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000


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

                              -------------------

                                 (408) 845-0100
                (Issuer's telephone number, including area code)

                              -------------------

        Indicate by check [X] whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      (1)        Yes     [X]                No   [ ]

                      (2)        Yes     [X]                No   [ ]

        As of April 30, 2000 there were 13,008,018 shares of the Registrant's common stock outstanding.
================================================================================

                               FATBRAIN.COM, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                                            PAGE
                                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets at January 31, 2000 and April
           30, 2000........................................................................   3

           Condensed Consolidated Statements of Operations and Comprehensive
           Loss for the three months ended April 30, 1999 and April 30, 2000 ..............   4

           Condensed Consolidated Statements of Cash Flows for the three
           months ended April 30, 1999 and April 30, 2000..................................   5

           Notes to Condensed Consolidated Financial Statements............................   6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................................   8


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings...............................................................  22

Item 2.    Changes in Securities and Use of Proceeds.......................................  22

Item 3.    Defaults upon Senior Securities.................................................  22

Item 4.    Submission of Matters to a Vote of Security Holders.............................  22

Item 5.    Other Information...............................................................  22

Item 6.    Exhibits and Reports on Form 8-K................................................  22

SIGNATURES.................................................................................  23

PART I.        FINANCIAL INFORMATION
ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               FATBRAIN.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                    January 31,     April 30,
                                                                       2000           2000
                                                                       ----           ----
ASSETS
Current assets:
    Cash and cash equivalents                                        $ 15,367       $  8,082
    Short-term investments                                              5,475          2,515
    Accounts receivable                                                 3,027          4,054
    Inventories                                                         5,798          6,645
    Prepaid expenses and other                                          3,471          4,771
                                                                      -------        -------
      Total current assets                                             33,138         26,067

Property and equipment, net                                            11,224         12,988
Investments                                                             1,274             --
Goodwill, net                                                           2,545          2,493
Other assets                                                              284            407
                                                                      -------        -------
      Total assets                                                   $ 48,465       $ 41,955
                                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                 $  8,350       $ 11,761
    Accrued liabilities                                                 2,964          3,545
    Current portion of capital lease obligations                           22             19
    Current portion of deferred revenue                                    --            162
                                                                      -------        -------
      Total current liabilities                                        11,336         15,487
Borrowings on Line of Credit                                               --          2,080
Capital lease obligations                                                  12              9
Deferred revenue                                                           --            310
                                                                      -------        -------
      Total liabilities                                                11,348         17,886
Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000 shares authorized,
      none issued and outstanding                                          --             --
    Common stock, $0.001 par value, 50,000 shares authorized,
        12,951 and 13,008 shares issued and outstanding at
        January 31, 2000 and April 30, 2000, respectively                  13             13
    Additional paid-in capital                                         75,909         75,971
    Warrants                                                            5,261          5,185
    Accumulated loss on investments                                       (25)           (22)
    Accumulated deficit                                               (44,041)       (57,078)
                                                                      -------        -------
      Total stockholders' equity                                       37,117         24,069
                                                                      -------        -------
      Total liabilities and stockholders' equity                     $ 48,465       $ 41,955
                                                                     ========       ========

     See accompanying notes to condensed consolidated financial statements.

                               FATBRAIN.COM, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                Quarter ended April 30,
                                                                -----------------------
                                                                  1999            2000
                                                                  ----            ----
Revenues:
      Online                                                    $  4,491       $ 12,176
      Retail and other                                             1,652          1,865
                                                                --------       --------
         Total revenues                                            6,143         14,041
Cost of revenues:
      Online                                                       3,643          9,888
      Retail and other                                             1,071          1,219
                                                                --------       --------
         Total cost of revenues                                    4,714         11,107
                                                                --------       --------
Gross profit                                                       1,429          2,934
Operating expenses:
      Sales and marketing                                          4,670         10,495
      Development and engineering                                  1,120          2,387
      General and administrative                                   1,178          3,289
                                                                --------       --------
         Total operating expenses                                  6,968         16,171
                                                                --------       --------
Loss from operations                                              (5,539)       (13,237)
Interest, net                                                        329            200
                                                                --------       --------
Net loss                                                          (5,210)       (13,037)
Other comprehensive income (loss) - unrealized gain (loss)
   on investments                                                     (4)             3
                                                                --------       --------
Comprehensive loss                                              $ (5,214)      $(13,034)
                                                                ========       ========
Basic and diluted net loss per share                            $  (0.46)      $  (1.00)
                                                                ========       ========
Shares used in calculating basic and diluted
    net loss per share                                            11,225         12,983
                                                                ========       ========

     See accompanying notes to condensed consolidated financial statements.

                               FATBRAIN.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                    Quarter ended April 30,
                                                                                    -----------------------
                                                                                      1999           2000
                                                                                      ----           ----
Cash from operating activities:
   Net loss                                                                         $ (5,210)      $(13,037)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                      235            685
      Options and warrants granted to consultants and creditor                            --            (76)
      Amortization of premium on investments                                              91            (13)
   Changes in current assets and liabilities:
      Accounts receivable                                                               (100)        (1,027)
      Inventories                                                                     (2,288)          (847)
      Prepaid expenses and other assets                                                 (762)        (1,454)
      Accounts payable                                                                 2,309          3,411
      Accrued expenses                                                                   424            581
      Deferred revenue                                                                    --            472
                                                                                    --------       --------
      Net cash used in operations                                                     (5,301)       (11,305)
                                                                                    --------       --------

Cash from investing activities:
      Purchase of property and equipment                                              (1,459)        (2,366)
      Sale of investments                                                              4,289          4,250
                                                                                    --------       --------
      Net cash provided by investing activities                                        2,830          1,884
                                                                                    --------       --------

Cash from financing activities:
      Repayment of capital lease obligation                                               (4)            (6)
      Borrowings on line of credit                                                        --          2,080
      Exercise of stock options                                                           56             62
                                                                                    --------       --------
      Net cash provided by financing activities                                           52          2,136
                                                                                    --------       --------

Net decrease in cash and equivalents:                                                 (2,419)        (7,285)
      Cash and equivalents at beginning of period                                      9,341         15,367
                                                                                    --------       --------
      Cash and equivalents at end of period                                         $  6,922       $  8,082
                                                                                    ========       ========

Non-cash investing activity:
      Unrealized gain (loss) on investments                                               (4)             3

     See accompanying notes to condensed consolidated financial statements.

                               FATBRAIN.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    Description of Business and Basis of Presentation

    Fatbrain.com, Inc., formerly Computer Literacy, Inc., (the "Company") was incorporated in California in November 1994 and reincorporated in Delaware in May 1998. The Company is an online provider of professional books, technology based training solutions, corporate documentation, and services that help organizations streamline the management and distribution of professional information. In October 1999, the Company introduced eMatter, a secure digital publishing technology that allows authors and publishers to publish and sell works online. In March 2000, the Company launched MightyWords, a subsidiary created to take advantage of the mass market opportunities presented by the eMatter digital publishing initiative. Business is transacted through the Company's Web site or through its two physical retail locations.

    Unaudited Interim Financial Information

    The condensed consolidated financial statements of Fatbrain.com, Inc. included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three months ended April 30, 1999 and April 30, 2000. These financial statements should be read in conjunction with the Company's audited financial statements as of January 31, 2000 and for the year then ended and notes thereto included in the Company's April 25, 2000 filing on Form 10-KSB. The results of operations for the three months ended April 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending January 31, 2001.


2.  SEGMENT INFORMATION

     On January 31, 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments in annual financial statements, along with related disclosures about products and services, geographic areas, and major customers. The information for the three months ended April 30, 1999 has been reclassified from the prior quarter's presentation to conform to the presentation for the three months ended April 30, 2000.

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the Company's chief operating decision-maker. By this definition, Fatbrain.com has three operating segments: Internet commerce, retail stores, and eMatter. These segments are differentiated based upon the method used to distribute product. For the Internet commerce segment, products are ordered via the Company's Web site and mailed directly to the customer through the Company's distribution system. The retail stores maintain inventory within the store in a traditional retail environment. eMatter is downloaded via the Company's Web site. The Internet commerce and retail store segments had similar product offerings in the three months ended April 30, 1999 and in the three months ended April 30, 2000. Unallocated revenues are generated primarily from trade shows, book fairs and the sale of advertising space.

SEGMENT CONTRIBUTION

                                     QUARTER ENDED APRIL 30,
                                       1999           2000
                                     --------       --------
                                          (in thousands)
Revenues(1):
  Internet commerce                  $  4,206       $ 12,113
  Retail stores                         1,619          1,859
  eMatter                                  --             63
  Unallocated                             318              6
                                     --------       --------
     Consolidated net revenues          6,143         14,041

Gross profit(1):
  Internet commerce                       563          2,257
  Retail stores                           569            644
  eMatter                                  --             31
  Unallocated                             297              2
                                     --------       --------
      Consolidated margin               1,429          2,934

Contribution(2):
  Internet commerce                      (644)          (549)
  Retail stores                           167            265
  eMatter                                  --         (4,543)
  Unallocated                             276              1
                                     --------       --------
      Consolidated contribution      $   (201)      $ (4,826)
                                     ========       ========

----------

(1) The presentation of revenues and gross profit is consistent with the Company's internal presentation of financial information to management.

(2)    Contribution is defined as gross profit, less direct operating expenses.

RECONCILIATION OF CONTRIBUTION TO NET LOSS

Consolidated Contribution            $   (201)      $ (4,826)
Interest income, net                      329            200
Indirect expenses                      (5,338)        (8,411)
                                     --------       --------
Net loss                             $ (5,210)      $(13,037)
                                     ========       ========

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

     Geographic information. International sales, measured as shipments to addresses outside the United States were 12% of total revenues for the three months ended April 30, 1999 and 10% of total revenues for the three months ended April 30, 2000. No foreign country or geographical area accounted for more than 10% of revenue in any of the periods presented.

     Major customers. No individual customer accounted for 10% or more of the Company's consolidated revenues for the three months ended April 30, 1999 and April 30, 2000.

3. RECENT DEVELOPMENTS

        On June 6, 2000, the Company announced that it closed $36 million in venture capital investments in its subsidiary, MightyWords(TM). MightyWords is now operated as an independent, privately-held company. The investments include $20 million from Barnes & Noble.com, $10 million from Vulcan Ventures Inc. and an additional $6 million from other investors, including Millennium Technology Ventures, Highland Capital Partners and APV Technology Partners. The Company will retain an approximately 23 percent ownership in MightyWords, while Barnes & Noble.com will own an approximately 30 percent of the company.

        As part of the arrangement, the Company will receive approximately $8.5 million from MightyWords as reimbursement for expenses incurred on behalf of the subsidiary over the past five months.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read in conjunction with the Company's 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. This document contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, fluctuations in customer demand, our ability to manage our growth, risks associated with competition, and risks identified in our most recent Securities and Exchange Commission filings, including, but not limited to, those discussed in this Form 10-QSB under the heading "Other Factors Affecting Operating Results, Liquidity and Capital Resources."

Overview

        Fatbrain.com, Inc. is the leader in managing, marketing and distributing information for businesses. Fatbrain.com's new Information Exchange product suite combines Fatbrain.com's e-commerce expertise, secure digital publishing technology known as eMatter, comprehensive professional bookstore, established print-on-demand infrastructure, and world-class distribution and fulfillment services to deliver a powerful and complete Web-based solution for outsourcing mission-critical internal and external corporate documentation. With over 1,000,000 information resource titles from more than 25,000 publishers, we offer our customers online access to a broad and comprehensive selection of technical and professional books, technology based training solutions, corporate documentation and other information resources. In addition to our extensive product offering, our online store features authoritative and compelling content, competitive pricing, an easy-to-use navigational interface and a variety of value-added services. We also operate two physical retail stores that complement our online business by generating increased online traffic and creating cross-promotional opportunities.

        In March 2000, we launched MightyWords, a subsidiary created to take advantage of the mass market opportunities presented by the eMatter digital publishing initiative. We will continue to leverage the eMatter technology to deliver document-publishing services for our corporate customers as part of the Information Exchange product suite. In June 2000, we completed a round of equity funding for MightyWords, which will now be operated as a separate company.

        We were incorporated in November 1994 as Computer Literacy Corporation and began selling technical books in February 1996, technology based training solutions in January 1998, corporate documentation in May 1998, and professional resources for the engineering, science, mathematics and financial services industries in March 1999. In October 1999 we began offering eMatter at our online store. More recently, we have introduced our Information Exchange product suite, as well as information resources for the medical and biotechnology industries. We generate revenues from sale of our products through our professionally focused online store, certain co-branded corporate online stores and our two retail locations as well as through trade shows and book fairs. We generally recognize revenue from our online store upon shipment, from eMatter sales when the content is downloaded by the customer and from our physical retail stores, trade shows and book fairs, at the time of sale.

        Cost of revenues includes costs of products and inbound and outbound freight. These costs may vary as a percentage of total revenues in any given period due to a number of factors, including increased price competition, varied levels of cooperative advertising dollars received from certain publishers of books, changes in the size and timing of discounts and other promotional activities, and changes in product mix. For the three months ended April 30, 1999 and April 30, 2000, we purchased approximately 40% and 34%, respectively, of our books from Ingram Book Company, or Ingram, an indirect reseller. Although the primary advantage associated with purchasing from Ingram is just in time inventory management, we believe we will make a larger number of our purchases directly from publishers as our sales volume increases, thereby enabling us to take advantage of favorable volume discounts. For the three months ended April 30, 1999 and April 30, 2000 we purchased approximately 20%, of our books from Pearson Education Division.

        Since inception, we have incurred significant net operating losses and expect to incur additional net operating losses for the foreseeable future. There can be no assurance that we will achieve profitability or that, if profitability is achieved, it will be sustained. As of April 30, 2000 we had an accumulated deficit of $57.1 million. We believe that our success will depend in large part on our ability to sell our Information Exchange suite of products to our new and potential customer base, to enhance our customers' online shopping experience, offer and market new products, expand corporate relationships, build brand awareness, encourage customer loyalty, capitalize on the market for online information management, establish and leverage supplier relationships, maintain our technical focus and expand our expertise in the engineering, science, mathematics, financial services, medical and biotechnology industries. Accordingly, we intend to invest heavily in our direct sales and telesales organizations, infrastructure development, and marketing and promotion. There can be no assurance that such expenditures will result in increased revenues or customer growth. Additionally, while in recent periods we have experienced significant growth in revenues, our customer base and repeat customer revenue, these growth rates are not sustainable, will decrease in the future and are not indicative of actual growth rates that we may experience in future periods In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results, including our operating expenses as a percentage of total revenues, are not necessarily meaningful and should not be relied upon as an indication of future performance. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources."

RESULTS OF OPERATIONS

        The following table presents the Company's results of operations as a percentage of total revenues for the periods indicated.

                                      Quarter ended April 30,
                                      -----------------------
                                         1999         2000
                                         ----         ----
Revenues:
     Online                              73.1%        86.7%
     Retail and other                    26.9         13.3
                                        -----        -----
        Total revenues                  100.0        100.0
Cost of revenues(1):
     Online                              81.1         81.2
     Retail and other                    64.8         65.4
                                        -----        -----
        Total cost of revenues           76.7         79.1
                                        -----        -----
Gross profit                             23.3         20.9
Operating expenses:
     Sales and marketing                 76.1         74.7
     Development and engineering         18.2         17.0
     General and administrative          19.2         23.4
                                        -----        -----
        Total operating expenses        113.5        115.1
                                        -----        -----
   Loss from operations                 (90.2)       (94.2)
   Interest, net                          5.4          1.4
                                        -----        -----
   Net loss                             (84.8)%      (92.8)%
                                        =====        =====

----------

(1) Cost of online revenue and cost of retail and other revenue are shown as a percentage of related online revenue and retail and other revenue, respectively.

THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO THREE MONTHS ENDED APRIL 30, 2000

        Online Revenue. Online revenue comprises revenue from online sales of information resources, associated outbound shipping charges, net of returns and, to a lesser extent, the sale of advertising space on our web site. Online revenue increased from $4.5 million, or 73.1% of total revenues in the three months ended April 30, 1999, to $12.2 million, or 86.7% of total revenues in the three months ended April 30, 2000 primarily as a result of significant increases in our customer base (from approximately 103,000 to 303,000), and repeat purchases from our existing customers.

        International sales represented approximately 17% and 12% of online revenue for the three months ended April 30, 1999 and the three months ended April 30, 2000, respectively.

        Retail and Other Revenue. Retail and other revenue comprises primarily revenue generated by our physical retail stores and, to a lesser extent, by trade shows and book fairs. Retail and other revenue increased from $1.7 million, or 26.9% of total revenues for the three months ended April 30, 1999, to $1.9 million, or 13.3% of total revenues in the three months ended April 30, 2000. The decrease in the percent of sales is primarily a result of an increased focus of our sales and marketing on the online business. The Company periodically evaluates the location and productivity of its retail stores and may close, consolidate or relocate stores as conditions warrant. Any closure, consolidation or relocation of a retail store is likely to decrease the percent of total revenue from retail and other revenue.

        Cost of Online Revenue. Cost of online revenue comprises primarily the cost of merchandise sold through our online store and associated inbound and outbound shipping costs. Cost of online revenue increased from $3.6 million, or 81.1% of online revenue for the three months ended April 30, 1999, to $9.9 million, or 81.2% of online revenue in the three months ended April 30, 2000. The increase in absolute dollars was attributable to increased online sales volume.

        Cost of Retail and Other Revenue. Cost of retail and other revenue comprises the cost of merchandise sold through our retail stores and at trade shows and book fairs and includes associated inbound shipping costs. Cost of retail and other revenue increased from $1.1 million, or 64.8% of retail and other revenue in the three months ended April 30, 1999, to $1.2 million, or 65.4% of retail and other revenue in the three months ended April 30, 2000, primarily as a result of the increase in retail and other sales.

        Gross Profit. Gross profit as a percentage of total revenues decreased from 23.3% in the three months ended April 30, 1999 to 20.9% in the three months ended April 30, 2000. The percentage decrease was primarily a result of the increase in online sales as a percent of total revenues, as well as our online competitive pricing policy and discounted shipping offerings. We have offered, and expect to continue to offer in the foreseeable future, discounts on various product offerings and on outbound shipping to encourage new customers and online traffic. Such pricing pressure is likely to reduce gross margins in the future, but may be partially offset by the change in mix of products sold towards higher margin technology based training materials and corporate documentation.

        Sales and Marketing Expenses. Sales and marketing expenses consist of advertising, promotional and public relations expenditures, payroll and related expenses for personnel engaged in corporate sales, marketing and fulfillment, as well as direct expenses associated with our retail stores. Sales and marketing expenses increased from $4.7 million, or 76.1% of total revenues in the three months ended April 30, 1999, to $10.5 million, or 74.7% of total revenues in the three months ended April 30, 2000. The increase in absolute dollars was primarily attributable to the March 16, 2000 launch of the MightyWords Web site, our subsidiary company. Additionally, we continue to expand our online store and its direct sales force, advertising, branding, public relations and other promotional expenditures to support the Fatbrain.com, MightyWords, and eMatter brands. The increase was also due to the increased personnel and related expenses required to implement our marketing strategy and fulfill customer demand. We intend to continue to enhance our corporate sales force to generate increased online traffic and acquire customers and to pursue branding, marketing and telesales campaigns.

        Development and Engineering Expenses. Development and engineering expenses primarily consist of costs associated with systems and telecommunications infrastructure, as well as editorial operations. Development and engineering expenses increased from $1.1 million, or 18.2% of total revenues in the three months ended April 30, 1999, to $2.4 million, or 17% of total revenues in the three months ended April 30, 2000. The increase in absolute dollars was primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of our web site and transaction-processing systems, as well as increased investments in systems and telecommunications infrastructure. Additionally, we incurred significant costs associated with the development and introduction of eMatter and the launch of the MightyWords Web site due to both increased staffing and systems infrastructure costs. To date, all development and engineering costs have been expensed as incurred. We believe that continued investment in systems and infrastructure development is critical to attaining our strategic objectives.

        General and Administrative Expenses. General and administrative expenses consist of payroll and related costs associated with executive, accounting and administrative personnel, recruiting, professional service fees and other general corporate expenses. General and administrative expenses increased from $1.2 million, or 19.2% of total revenues in the three months ended April 30, 1999, to $3.3 million or 23.4% of total revenues in the three months ended April 30, 2000. This increase in absolute dollars was primarily due to increased salaries and related expenses associated with the hiring of additional personnel and increases in facilities related costs associated with our move to a new larger facility in July 1999.

        Interest, Net. Net interest income decreased from $329,000 in the three months ended April 30, 1999, to $200,000 in the three months ended April 30, 2000 due to less cash available for investment.


LIQUIDITY AND CAPITAL RESOURCES

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

        Net cash used in operating activities was $5.3 million in the three months ended April 30, 1999 and $11.3 million in the three months ended April 30, 2000. Cash used in operating activities in the three months ended April 30, 1999 was primarily attributable to a net loss of $5.2 million and increases of $100,000, $2.3 million and $762,000, respectively, in accounts receivable, inventories and prepaid expenses and other assets, which was partially offset by an increase of $2.3 million and $424,000 respectively, in accounts payable and accrued expenses as well as $326,000 in depreciation and amortization. For the three months ended April 30, 2000, cash used in operating activities primarily resulted from a net loss of $13.0 million plus increases of $1.0 million, $847,000 and $1.5 million, respectively, in accounts receivable, inventories and prepaid expenses and other assets, partially offset by an increase of $3.4 million, $581,000 and $472,000, respectively in accounts payable, accrued expenses and deferred revenue, as well as $596,000 in depreciation, amortization, options and warrants.

        Net cash provided by investing activities was $2.8 million in the three months ended April 30, 1999, and was attributable to the sale of investments of $4.3 million, which was partially offset by $1.5 million used to purchase property and equipment. Net cash provided by investing activities was $1.9 million in the three months ended April 30, 2000 and was attributable to $4.3 million in sales of investments, which partially offset by $2.4 million used to purchase property and equipment.

        Cash provided by financing activities was $52,000 in the three months ended April 30, 1999, primarily attributable to the exercise of stock options, partially offset by the repayment of our capital lease obligations. Cash provided by financing activities was $2.1 million in the three months ended April 30, 2000 and was due primarily to $2.1 million in borrowings under our line of credit, as well as $62,000 in stock option exercises offset by repayment of our capital lease obligations.

        As of April 30, 2000 we had $8.1 million of cash and cash equivalents and $2.5 million of investments. As of that date, our principal commitments consisted of obligations outstanding under a purchase agreement with SmartForce (formerly CBT Systems, Ltd.) and operating and capital leases. Although we have no material long-term commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.


RECENT DEVELOPMENTS

        On June 6, 2000, we announced that we closed $36 million in venture capital investments in our subsidiary, MightyWords(TM). MightyWords is now operated as an independent, privately-held company. The investments include $20 million from Barnes & Noble.com, $10 million from Vulcan Ventures Inc. and an additional $6 million from other investors, including Millennium Technology Ventures, Highland Capital Partners and APV Technology Partners. We will retain an approximately 23 percent ownership in MightyWords, while Barnes & Noble.com will own an approximately 30 percent of the company.

        As part of the arrangement, we will receive approximately $8.5 million from MightyWords as reimbursement for expenses incurred on behalf of the subsidiary over the past five months. With the additional cash, we will be able to further invest in our focus on corporate information exchange product suites.


OTHERS FACTORS AFFECTING OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

        We were incorporated in November 1994 to develop an online retail strategy, and we began selling information resources, initially consisting of technical books, through our online store on the World Wide Web, or the Web, in February 1996. We expanded our product offerings to include training materials in January 1998, corporate documentation in May 1998 and professional resources for the engineering, science, mathematics and financial services industries in March 1999. We introduced eMatter, a secure digital publishing technology that allows authors and publishers to publish and sell works online, in October 1999. More recently, we have introduced our Information Exchange product suite, as well as information resources for the medical and biotechnology industries. In March 2000, the Company launched MightyWords, a subsidiary created to take advantage of the mass market opportunities presented by the eMatter digital publishing initiative. As a result, we have a very limited operating history from which to evaluate our business and prospects.

        Our prospects must be considered in light of the risks, expenses and uncertainties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets, including electronic commerce. These risks may include:

~    An evolving and unpredictable business model;
~    Management of an expanding business;
~    Fluctuations in sales and seasonality;
~    Entry into new business areas;
~    Competition;
~    Need for additional personnel and dependence on key personnel;
~    Limitations on our ability to establish and expand our brand; and
~    Capacity constraints and system failures.

To address these risks, we must, among other things:

~    Implement and successfully execute our business and marketing strategy;
~    Maintain and increase our customer base;
~ Continue to develop and upgrade our technology and transaction-processing systems;
~    Improve our online store;
~    Provide superior customer service and order fulfillment;
~    Respond to competitive developments; and
~    Attract, retain and motivate qualified personnel.

We may not successfully address these challenges and the failure to do so could seriously harm our business, financial condition, operating results and cash flows.

We Have Incurred Losses and We Expect Future Losses

         Since inception, we have incurred significant net operating losses and expect to incur additional net operating losses for the foreseeable future. We may not achieve profitability and if achieved, profitability may not be sustained. As of April 30, 2000, we had an accumulated deficit of $57.1 million. We believe that our success will depend in large part on our ability to:

~    Integrate our Information Exchange suite of products into our business;
~    Enhance our customers' online shopping experience;
~    Expand corporate relationships and establish and utilize supplier relationships;
~    Build brand awareness;
~    Capitalize on the market for information resources;
~    Maintain our technology focus and expertise; and
~ Expand our expertise in the engineering, science, mathematics, financial services, medical and biotechnology industries.

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

Our Quarterly Operating Results Are Volatile and Future Operating Results Remain Uncertain

        Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. Our future quarterly operating results may vary significantly due to a variety of factors, many of which are outside our control. Factors that could affect our quarterly operating results include:

~    Our ability to establish and expand brand awareness;
~ Our ability to retain existing customers, attract new customers and continuously improve customer satisfaction;
~    Our ability to manage inventory and fulfillment operations;
~    Our ability to sustain or improve gross margin levels;
~ The announcement or introduction of new online stores, services and products by us or our competitors;
~    Price competition or higher wholesale prices in the industry;
~ The level of usage of and commerce on the Internet and online services generally;
~ Our ability to upgrade and develop our systems and infrastructure in a timely and effective manner;
~    Technical difficulties, system downtime or Internet brownouts;
~ The amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;
~    The introduction of new product lines, including eMatter; and
~    Governmental regulation.

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

The Risks and Expenses Associated with New Product Offerings May Harm Our
Business

        For the three months ended April 30, 2000 approximately 90% of our online revenues were derived from sales of books. We recently expanded our product offerings to include our Information Exchange suite of products and resource materials for professionals in the medical and biotechnology industries, and future revenues from these new product offerings are difficult to forecast. The lack of market acceptance for these efforts or our inability to generate satisfactory revenues from such expanded services or products to offset related increased costs could seriously harm our business, financial condition, operating results and cash flows.

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

        We recently introduced eMatter, a secure digital publishing technology, which allows authors and publishers to publish and sell works online. Future revenues from this new product are difficult to forecast. Further, the development and expansion of eMatter requires additional expense and the diversion of resources. The lack of market acceptance for eMatter, or our inability to generate satisfactory revenues from eMatter to offset related increased costs could seriously harm our business, financial condition, operating results and cash flows.


Our Markets Are Highly Competitive

        The electronic commerce market is new, rapidly evolving and intensely competitive. The market for information resources is more mature but also intensely competitive. The electronic publishing market is also new and rapidly evolving. We expect competition to continue to intensify in the future. We currently or potentially compete with a variety of companies. These competitors include:

~ A significant number of traditional retail and online bookstores, including Amazon.com, Barnesandnoble.com, Borders Group, Inc. and other vendors of books, training products and product manuals;
~ Various computer super-stores that carry related technical information resources at retail locations, in catalogs and over the Internet;
~ A number of indirect competitors that specialize in electronic commerce or derive a substantial portion of their revenue from electronic commerce and other companies with substantial customer bases in the computer and other technical and professional fields; and
~ With respect to MightyWords, 1stBooks, Books24x7, iUniverse.com, netLibrary, PublishOne and a variety of self-publishing and e-publishing sites.

    We believe that the principal competitive factors on which we compete in our markets include:

~    Brand recognition;
~    Selection, personalized services and overall customer service;
~    Convenience and accessibility;
~    Price;
~    Quality of search tools;
~    Quality of editorial and other site content; and
~    Reliability and speed of fulfillment.

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

We Must Manage Our Growth and Expansion

        We have rapidly expanded our operations and we anticipate that further expansion will be required to address potential growth in our customer base and market opportunities. Specifically, we expect to significantly increase our direct corporate and telesales organization and marketing initiatives. This expansion has placed, and future expansion is expected to place, a significant strain on our management, operational and financial resources. In addition, the introduction and development of eMatter is anticipated to divert management attention and resources. Our management will be required to maintain and expand our relationships with:

~    Various suppliers and freight companies;
~    Other Web sites and other Web service providers;
~    Internet and other online service providers; and
~    Other third parties necessary to our business.

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

        We use an internally developed system, which is supplemented by commercially available licensed technology, for:

~    Our online store;
~    Our search engine;
~    Our secure digital publishing channel for eMatter; and
~ Substantially all aspects of our transaction processing systems, including order management, cash and credit card processing, purchasing, inventory management and shipping.

We intend to upgrade and expand our transaction-processing systems and to integrate newly developed and purchased modules with our existing systems in order to improve our accounting, control and reporting methods and support increased transaction volume. We may be unable to add additional software and hardware or to develop and further upgrade our existing technology, transaction-processing systems or network infrastructure to accommodate increased traffic through our online store or increased sales volume. Any inability to do so may result in:

~    Unanticipated system disruptions;
~    Slower response times;
~    Degradation in levels of customer service;
~    Impaired quality and speed of order fulfillment; and
~    Delays in reporting accurate financial information.

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

        Our systems and operations are vulnerable to damage or interruption from a number of sources, including:

~    Fire;
~    Flood;
~    Power loss or telecommunications failure;
~    Break-ins; and
~    Earthquake and similar events.

We Rely on Selected Suppliers

        For the three months ended April 30, 2000, we purchased approximately 34% of our products from Ingram Book Company and 20% of our products from Pearson Education Division. We rely to a large extent on rapid fulfillment from Ingram, Pearson and other vendors. We generally have no commitments or arrangements with any of our vendors that guarantee the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. Our current vendors may not continue to sell merchandise to us on current terms. In addition, we may be unable to establish new or extend current vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. If we were unable to develop and maintain relationships with vendors that would allow us to obtain sufficient quantities of merchandise on acceptable commercial terms, our business, financial condition, operating results and cash flows could be seriously harmed.

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

        We have entered into employment agreements with several members of our senior management, including:

~    Mr. Capovilla, our President and Chief Executive Officer;
~    Mr. Orumchian, our Executive Vice President of Product Development.

Each employment agreement specifies the officer's base salary and general employee benefits, including acceleration of a portion of the employee's common stock option vesting.

Risks Associated with International Sales

        For the three months ended April 30, 2000, international sales accounted for approximately 12% of our online revenue. We expect that our percentage of online revenue from international markets will continue to represent a significant portion of our total revenue. Our international business activities are subject to a variety of potential risks, including the adoption of laws, political and economic conditions and actions by third parties that would restrict or eliminate our ability to do business in some jurisdictions. Although we currently transact business in U.S. dollars, to the extent that we determine to transact business in foreign currencies, we will become subject to the risks attendant to transacting in foreign currencies, including potential adverse effects of exchange rate fluctuations.

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

We Must Respond to Rapid Technological Change and Evolving Industry Standards

        To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our online operations. The Internet and the electronic commerce industry are characterized by:

~    Rapid technological change;
~    Changes in user and customer requirements and preferences;
~    Frequent new product and service introductions embodying new technologies;
     and
~    The emergence of new industry standards and practices.

    The evolving nature of the Internet could render our existing online store and proprietary technology and systems obsolete. Our success will depend, in part, on our ability to:

~    License leading technologies useful in our business;
~    Enhance our existing services;
~ Develop new services and technology that address the increasingly sophisticated and varied needs of our current and prospective customers; and
~ Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

We May Face Increased Governmental Regulation and Legal Uncertainties

        We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to electronic commerce. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted in connection with the Internet, relating to:

~    User privacy;
~    Pricing;
~    Content;
~    Copyrights;
~    Distribution; and
~    Characteristics and quality of products and services.

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

Possible Volatility of Our Stock Price

        The trading prices of our common stock may be subject to wide fluctuations in response to a number of factors, some of which are beyond our control, including:

~    Actual or anticipated variations in quarterly operating results;
~ Announcements of technological innovations or new products or services by us or our competitors;
~    Changes in financial estimates by securities analysts;
~    Conditions or trends in the Internet and electronic commerce industries;
~ Announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments; and
~    Additions or departures of key personnel.

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

               Not applicable

ITEM 5.        OTHER INFORMATION.

               Not applicable

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)    The following exhibit is filed as part of this report:

                      27.01 - Financial Data Schedule

               (b)    Reports on Form 8-K

                      No Reports on Form 8-K were filed during the three months ended April 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 14, 2000                               FATBRAIN.COM, INC.
                                            (Registrant)



                                            By:      /s/ Janet Hall
                                               ---------------------------------
                                               Janet Hall
                                               Vice President of Finance
                                               and interim Chief Financial
                                               Officer (Duly Authorized Officer
                                               and Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit Number                 Description
--------------                 -----------
   27.01                Financial Data Schedule