Form 10QSB
period 2000-07-31
FATBRAIN COM INC
filed 2000-09-14
CIK 1066010

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


                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000


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

                                   ----------

                                 (408) 845-0100
                (Issuer's telephone number, including area code)

                                   ----------

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

                    (2)   Yes    [X]            No    [ ]

        As of July 31, 2000 there were 13,038,870 shares of the Registrant's common stock outstanding.

================================================================================

                       Fatbrain.com, INC. and Subsidiary

                                   FORM 10-QSB

                                      INDEX


                                                                                       PAGE
                                                                                       ----
PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements ..............................       3

        Condensed Consolidated Balance Sheets at January 31, 2000
        and July 31, 2000 ........................................................       3

        Condensed Consolidated Statements of Operations and Comprehensive Loss
        for the three and six months ended July 31, 1999 and July 31, 2000 .......       4

        Condensed Consolidated Statements of Cash Flows for the three and six
        months ended July 31, 1999 and July 31, 2000 .............................       5

        Notes to Condensed Consolidated Financial Statements .....................       6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations ...............................................................       8


PART II.  OTHER INFORMATION ......................................................      24

Item 1. Legal Proceedings ........................................................      24

Item 2. Changes in Securities and Use of Proceeds ................................      24

Item 3. Defaults upon Senior Securities ..........................................      24

Item 4. Submission of Matters to a Vote of Security Holders ......................      24

Item 5. Other Information ........................................................      24

Item 6. Exhibits and Reports on Form 8-K .........................................      24

SIGNATURES .......................................................................      25

PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS.


                       Fatbrain.com, INC. and Subsidiary
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                       January 31,         July 31,
                                                                           2000              2000
                                                                       -----------         --------
ASSETS
Current assets:
     Cash and cash equivalents                                           $ 15,367          $  4,889
     Short-term investments                                                 5,475                --
     Accounts receivable                                                    3,027             7,107
     Receivable from affiliate                                                 --             1,405
     Inventories                                                            5,798             6,015
     Prepaid expenses and other                                             3,471             3,410
                                                                         --------          --------
       Total current assets                                                33,138            22,826

Property and equipment, net                                                11,224            13,465
Investments                                                                 1,274             5,574
Goodwill, net                                                               2,545             2,442
Other assets                                                                  284               371
                                                                         --------          --------
       Total assets                                                      $ 48,465          $ 44,678
                                                                         ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $  8,350          $ 10,005
     Accrued liabilities                                                    2,964             3,540
     Payable to affiliate                                                      --               300
     Current portion of capital lease obligations                              22                16
     Current portion of deferred revenue                                       --               162
                                                                         --------          --------
       Total current liabilities                                           11,336            14,023
Borrowings on Line of Credit                                                   --             1,421
Capital lease obligations                                                      12                 6
Deferred revenue                                                               --               270
                                                                         --------          --------
       Total liabilities                                                   11,348            15,720
Stockholders' equity:
     Preferred stock, $0.001 par value, 5,000 shares authorized,
       none issued and outstanding                                             --                --
    Common stock, $0.001 par value, 50,000 shares
       authorized, 12,951 and 13,039 shares issued and
       outstanding at January 31, 2000 and July 31, 2000,
       respectively                                                            13                13
     Additional paid-in capital                                            75,909            90,496
     Warrants                                                               5,261             5,212
     Accumulated loss on investments                                          (25)               --
     Accumulated deficit                                                  (44,041)          (66,763)
                                                                         --------          --------
       Total stockholders' equity                                          37,117            28,958
                                                                         --------          --------
       Total liabilities and stockholders' equity                        $ 48,465          $ 44,678
                                                                         ========          ========



     See accompanying notes to condensed consolidated financial statements.

                       Fatbrain.com, INC. and Subsidiary
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (in thousands, except per share data)
                                   (unaudited)

                                                     Three months ended July 31,          Six months ended July 31,
                                                     --------------------------          --------------------------
                                                       1999              2000              1999              2000
                                                     --------          --------          --------          --------
Revenues:
     Online                                          $  5,785          $ 13,576          $ 10,276          $ 25,752
     Retail and other                                   1,577             1,768             3,229             3,633
                                                     --------          --------          --------          --------
        Total revenues                                  7,362            15,344            13,505            29,385
Cost of revenues:
     Online                                             4,529            10,450             8,172            20,338
     Retail and other                                   1,033             1,150             2,104             2,369
                                                     --------          --------          --------          --------
        Total cost of revenues                          5,562            11,600            10,276            22,707
                                                     --------          --------          --------          --------
Gross profit                                            1,800             3,744             3,229             6,678
Operating expenses:
     Sales and marketing                                5,266             7,401             9,936            17,896
     Development and engineering                        1,299             2,158             2,419             4,545
     General and administrative                         1,340             3,438             2,518             6,727
                                                     --------          --------          --------          --------
        Total operating expenses                        7,905            12,997            14,873            29,168
                                                     --------          --------          --------          --------
Loss from operations                                   (6,105)           (9,253)          (11,644)          (22,490)
Other expense                                              --              (397)               --              (397)
Interest income (expense), net                            177               (35)              506               165
                                                     --------          --------          --------          --------
Net loss                                               (5,928)           (9,685)          (11,138)          (22,722)
Other comprehensive income (loss) -
   unrealized gain (loss) on investments                  (13)               22               (17)               25
                                                     --------          --------          --------          --------
Comprehensive loss                                   $ (5,941)         $ (9,663)         $(11,155)         $(22,697)
                                                     ========          ========          ========          ========
Basic and diluted net loss per share                 $  (0.52)         $  (0.74)         $  (0.99)         $  (1.75)
                                                     ========          ========          ========          ========
Shares used in calculating basic and diluted
    net loss per share                                 11,300            13,027            11,263            13,005
                                                     ========          ========          ========          ========

     See accompanying notes to condensed consolidated financial statements

                       Fatbrain.com, INC. and Subsidiary
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                      Three months ended July 31,    Six months ended July 31,
                                                                      --------------------------     -------------------------
                                                                          1999           2000           1999           2000
                                                                        --------       --------       --------       --------
Cash flows from operating activities:
   Net loss                                                             $ (5,928)      $ (9,685)      $(11,138)      $(22,722)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                         281            907            516          1,592
       Options and warrants granted to consultants and creditor               --             27             --            (49)
       Amortization of premium on investments                                102             24            193             11
   Changes in assets and liabilities:
       Accounts receivable                                                  (384)        (3,053)          (484)        (4,080)
       Receivable from affiliate                                              --         (1,405)            --         (1,405)
       Inventories                                                          (379)           630         (2,667)          (217)
       Prepaid expenses and other assets                                     284          1,363           (478)           (91)
       Accounts payable                                                      251         (1,756)         2,560          1,655
       Accrued liabilities                                                  (252)            (5)           172            576
       Payable to affiliate                                                   --            300             --            300
       Deferred revenue                                                       --            (40)            --            432
                                                                        --------       --------       --------       --------
       Net cash used in operations                                        (6,025)       (12,693)       (11,326)       (23,998)


Cash flows from investing activities:
       Purchase of property and equipment                                 (2,534)        (1,299)        (3,993)        (3,665)
       Sale of investments                                                 4,504          2,513          8,793          6,763
                                                                        --------       --------       --------       --------
       Net cash provided by investing activities                           1,970          1,214          4,800          3,098

Cash flows from financing activities:
       Borrowings (repayment) of line of credit                               --           (659)            --          1,421
       Repayment of capital lease obligation                                  (4)            (6)            (8)           (12)
       Net proceeds from exercise of stock options and warrants               31             66             87            128
       Proceeds from employee stock plan purchases                           227            285            227            285
       Proceeds from issuance of subsidiary preferred stock                   --          8,600             --          8,600
                                                                        --------       --------       --------       --------
       Net cash provided by financing activities                            254           8,286            306         10,422
                                                                        --------       --------       --------       --------

Net decrease in cash and equivalents:                                     (3,801)        (3,193)        (6,220)       (10,478)
       Cash and equivalents at beginning of period                         6,922          8,082          9,341         15,367
                                                                        --------       --------       --------       --------
       Cash and equivalents at end of period                            $  3,121       $  4,889       $  3,121       $  4,889
                                                                        ========       ========       ========       ========

Non-cash investing activity:
       Unrealized gain (loss) on investments                            $    (13)      $     22       $    (17)      $     25
                                                                        ========       ========       ========       ========
       Increase in investment in affiliate                              $     --       $  5,971       $     --       $  5,971
                                                                        ========       ========       ========       ========
Supplemental disclosure of cash flow information:
       Cash paid for interest                                           $      2       $     75       $      3       $     75
                                                                        ========       ========       ========       ========


     See accompanying notes to condensed consolidated financial statements.

                       Fatbrain.com, INC. and Subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

        Description of Business and Basis of Presentation

        Fatbrain.com, Inc. and subsidiary (the "Company") was incorporated in California in November 1994 and reincorporated in Delaware in May 1998. The Company is an online provider of professional books, technology based training solutions, corporate documentation, and services that help organizations streamline the management and distribution of professional information. In October 1999, the Company introduced eMatter, a secure digital publishing technology that allows authors and publishers to publish and sell works online. In March 2000, the Company launched MightyWords, a subsidiary created to take advantage of the mass-market opportunities presented by the eMatter digital publishing initiative. On June 5, 2000, the Company completed a round of equity funding for MightyWords, which is now operated as a separate company. Business is transacted through the Company's Web site or through its two physical retail locations.

        Unaudited Interim Financial Information

        The condensed consolidated financial statements of Fatbrain.com, Inc. and subsidiary included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three and six months ended July 31, 1999 and July 31, 2000. These financial statements should be read in conjunction with the Company's audited financial statements as of January 31, 2000 and for the year then ended and notes thereto included in the Company's April 25, 2000 filing on Form 10-KSB. The results of operations for the three and six months ended July 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending January 31, 2001.

        In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides the SEC staff's views on selected revenue recognition issues. The guidance in SAB 101 must be adopted during the fourth quarter of fiscal 2001 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. Our management has completed its evaluation of the effects that SAB 101 and does not believe that it will have a material effect, if any, on the Company's income statement presentation, operating results or financial position.



2.      SEGMENT INFORMATION

        On January 31, 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments in annual financial statements, along with related disclosures about products and services, geographic areas, and major customers. The information for the three and six months ended July 31, 1999 has been reclassified from the prior year's presentation to conform to the presentation for the three and six months ended July 31, 2000.

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the Company's chief operating decision-maker. By this definition, the Company has three operating segments: Internet commerce, retail stores, and eMatter. These segments are differentiated based upon the method used to distribute product. For the Internet commerce segment, products are ordered via the Company's Web site and mailed directly to the customer through the Company's distribution system. The retail stores maintain inventory within the store in a traditional retail environment. eMatter is downloaded via the Company's Web site. The Internet commerce and retail store segments had similar product offerings in the three and six months ended July 31, 1999 and July 31, 2000. Unallocated revenues are generated primarily from trade shows, book fairs and the sale of advertising space.

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

SEGMENT CONTRIBUTION

                                        Three months ended July 31,          Six months ended July 31,
                                          1999              2000              1999              2000
                                        --------          --------          --------          --------
                                             (in thousands)                        (in thousands)
Revenues(1):
  Internet commerce                     $  5,625          $ 13,551          $  9,831          $ 25,664
  Retail stores                            1,576             1,749             3,195             3,608
  eMatter                                     --                25                --                88
  Unallocated                                161                19               479                25
                                        --------          --------          --------          --------
     Consolidated net revenues             7,362            15,344            13,505            29,385

Gross profit(1):
  Internet commerce                        1,096             3,114             1,659             5,371
  Retail stores                              544               614             1,113             1,258
  eMatter                                     --                13                --                44
  Unallocated                                160                 3               457                 5
                                        --------          --------          --------          --------
      Consolidated margin                  1,800             3,744             3,229             6,678

Contribution(2):
  Internet commerce                         (438)              778            (1,082)              229
  Retail stores                              132               221               299               486
  eMatter                                     --            (1,243)               --            (5,786)
  Unallocated                                157                (1)              433                 0
                                        --------          --------          --------          --------
      Consolidated contribution         $   (149)         $   (245)         $   (350)         $ (5,071)
                                        ========          ========          ========          ========

(1) The presentation of revenues and gross profit is consistent with the Company's internal presentation of financial information to management.
(2) Contribution is defined as gross profit, less direct operating expenses.

RECONCILIATION OF CONTRIBUTION TO NET LOSS

Consolidated Contribution               $   (149)         $   (245)         $   (350)         $ (5,071)
Interest income, net                         177               (35)              506               165
Indirect expenses                         (5,956)           (9,405)          (11,294)          (17,816)
                                        --------          --------          --------          --------
Net loss                                $ (5,928)         $ (9,685)         $(11,138)         $(22,722)
                                        ========          ========          ========          ========

        Geographic information. International sales, measured as shipments to addresses outside the United States were 11% and 12%, respectively, of total revenues for the three and six month periods ended July 31, 1999 and 15% and 13%, respectively, of total revenues for the three and six month periods ended July 31, 2000. No foreign country or geographical area accounted for more than 10% of revenue in any of the periods presented.

        Major customers. No individual customer accounted for 10% or more of the Company's consolidated revenues for the three and six months ended July 31, 1999 and July 31, 2000.

3.      RECENT DEVELOPMENTS

        On June 5, 2000, the Company's subsidiary, MightyWords(TM), closed a $36 million financing in venture capital investments. MightyWords is now operated as an independent, privately held company. The investments include $20 million from Barnes & Noble.com, $10 million from Vulcan Ventures Inc. and an additional $6 million from other investors, including Millennium Technology Ventures, Highland Capital Partners and APV Technology Partners. The Company will retain an approximately 24 percent ownership in MightyWords, while Barnes & Noble.com will own an approximately 30 percent ownership in MightyWords.

        As part of the arrangement, the Company received approximately $10.1 million from MightyWords as reimbursement for expenses incurred and additional cash spent on behalf of the subsidiary prior to the financing. The Company recorded the reimbursement as additional paid in capital in accordance with Staff Accounting Bulletin No. 51. The Company signed an operating agreement with MightyWords on June 5, 2000, whereas MightyWords is responsible for monthly reimbursements to the Company for all cash related expenses, and the Company is responsible to MightyWords' vendors for payment of all of their expenses. The operating agreement ends on January 31, 2001.

        In an unrelated matter, on July 12, 2000, the Company filed a registration statement (File No. 333-41262) on Form S-3 with the Securities and Exchange Commission (the "Commission") relating to the public offering, pursuant to Rule 415 under the Securities Act of 1933, as amended, of up to an aggregate of $20,000,000 in securities of the Company (the "Registration Statement"). On August 7, 2000, the Commission declared the Registration Statement effective. (The Registration Statement and definitive prospectus contained therein are collectively referred to as the "Prospectus.")

        On August 22, 2000, the Company filed a supplement to the Prospectus, dated August 22, 2000, relating to the issuance and sale of up to 582,860 shares of the Company's common stock and the sale of a warrant to purchase up to 116,572 shares of the Company's common stock (the "Common Stock Supplement"), with the Commission.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read in conjunction with the Company's 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. This document contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, fluctuations in customer demand, our ability to manage our growth, risks associated with competition, and risks identified in our most recent Securities and Exchange Commission filings, including, but not limited to, those discussed in this Form 10-QSB under the heading ""Risk Factors That May Affect Future Results"

OVERVIEW

        Fatbrain.com is a leading Web-based information management service provider that helps organizations easily and cost-effectively manage and distribute publishable information in digital or hardcopy form to employees, customers or partners.

        Similar to an online commerce experience, our Information Exchange service offering provides a comprehensive, Web-based method to catalog, present and distribute published materials. Users can find and procure what they need, when they need it, whether it's a book or training document, a marketing brochure or technical documentation. Taking the form of an online bookstore or information resource center, the solution allows organizations to give employees and/or external constituents easy, 24x7 access to published materials. These items may be either the company's own content or that published by others (e.g., professional and technical books, third-party training materials or product documentation). We give our corporate clients, as well as customers who go directly to the www.fatbrain.com commerce site, access to more than 1,000,000 professional and technical titles. In addition, we operate two physical retail stores that complement our online books and training business by generating increased online traffic and creating cross-promotional opportunities.

        We were incorporated in November 1994 as Computer Literacy Corporation and quickly developed a reputation for delivering an authoritative selection of books, training materials and documentation for experts in technology, engineering, business and finance, the sciences, and mathematics through our online store. In mid-1998, we initiated our focus on providing larger organizations Web-based information management solutions by offering customized, co-branded bookstores and resource centers. These solutions include not only the cataloguing of available materials and the online user experience, but also warehousing, fulfillment, optional print services, secure digital distribution and reporting services.

        Known as Fatbrain.com since March 1999, we currently serve nearly 350 of the Fortune 1000 companies and similarly sized organizations with online custom resource centers or bookstores. Many of these organizations have more than one Fatbrain.com co-branded site, serving multiple internal or external constituencies. Individual co-branded Fatbrain.com sites total more than 500, and it's estimated that approximately 3.5 million customer employees have access to the sites. Many millions more partners or customers of some of these sponsoring companies can obtain published materials through the sites. The bulk of our revenue comes from online sales through these corporate-sponsored sites as well as sales of professional and technical books and training materials directly from the www.fatbrain.com site.

        Cost of revenues includes costs of products and inbound and outbound freight. These costs may vary as a percentage of total revenues in any given period due to a number of factors, including increased price competition, varied levels of cooperative advertising dollars received from certain publishers of books, changes in the size and timing of discounts and other promotional activities, and changes in product mix. For the three month periods ended July 31, 1999 and July 31, 2000, we purchased approximately 35% and 38%, respectively, of our books from Ingram Book Company ("Ingram"), an indirect reseller. In the six-month periods ended July 31, 1999 and July 31, 2000, we purchased approximately 37% and 36%, respectively, of our books from Ingram. Although the primary advantage associated with purchasing from Ingram is just in time inventory management, we believe we will make a larger number of our purchases directly from publishers as our sales volume increases, thereby enabling us to take advantage of favorable volume discounts. For the three-month periods ended July 31, 1999 and July 31, 2000, we purchased approximately 17% and 18%, respectively, of our books from Pearson Education Division. In the six-month periods ended July 31, 1999 and July 31, 2000, we purchased approximately 18% and 19%, respectively, of our books from Pearson Education Division.

        Since inception, we have incurred significant net operating losses and expect to incur additional net operating losses for the foreseeable future. There can be no assurance that we will achieve profitability or that, if profitability is achieved, it will be sustained. As of July 31, 2000 we had an accumulated deficit of $66.8 million. We believe our success depends in large part on our ability to capitalize on the need of larger organizations to streamline the management and distribution of publishable materials, whether their own or others'. We believe the greatest opportunity for Fatbrain.com is in Web-based management and distribution of a corporation's own content and providing value-added services such as usage reporting and secure digital distribution. To that end, we intend to invest in our direct sales and strategic alliance efforts as well as the technical and operational infrastructure required to successfully support larger corporate clients with enterprise-wide information management needs. There can be no assurance that such expenditures will result in increased revenues or customer growth. Additionally, while in recent periods we have experienced significant growth in revenues, our customer base and repeat customer revenue, such growth rates are not sustainable, will decrease in the future and are not indicative of actual growth rates that we may experience. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results, including our operating expenses as a percentage of total revenues, are not necessarily meaningful and should not be relied upon as an indication of future performance. See "Risk Factors - Other Factors Affecting Operating Results, Liquidity and Capital Resources."

RESULTS OF OPERATIONS

        The following table presents the Company's results of operations as a percentage of total revenues for the periods indicated.

                                         Three months ended July 31,     Six months ended July 31,
                                         ---------------------------     -------------------------
                                            1999            2000             1999            2000
                                           -----           -----            -----           -----
Revenues:
      Online                                78.6%           88.5%           76.1%           87.6%
      Retail and other                      21.4            11.5            23.9            12.4
                                           -----           -----           -----           -----
         Total revenues                    100.0           100.0           100.0           100.0
Cost of revenues(1):
      Online                                78.3            77.0            79.5            79.0
      Retail and other                      65.5            65.0            65.2            65.2
                                           -----           -----           -----           -----
         Total cost of revenues             75.6            75.6            76.1            77.3
                                           -----           -----           -----           -----
Gross profit                                24.4            24.4            23.9            22.7
Operating expenses:
      Sales and marketing                   71.5            48.2            73.6            60.9
      Development and engineering           17.6            14.1            17.9            15.5
      General and administrative            18.2            22.4            18.6            22.8
                                           -----           -----           -----           -----
         Total operating expenses          107.3            84.7           110.1            99.2
                                           -----           -----           -----           -----
    Loss from operations                   (82.9)          (60.3)          (86.2)          (76.5)
    Other expense                             --            (2.6)             --            (1.4)
    Interest income (expense), net           2.4            (0.2)            3.7             0.6
                                           -----           -----           -----           -----
    Net loss                               (80.5)%         (63.1)%         (82.5)%         (77.3)%
                                           =====           =====           =====           =====

(1) Cost of online revenue and cost of retail and other revenue are shown as a percentage of related online revenue and retail and other revenue, respectively.

THREE MONTHS ENDED JULY 31, 1999 COMPARED TO THREE MONTHS ENDED JULY 31, 2000

        Online Revenue. Online revenue is comprised of revenue from online sales of information resources, associated outbound shipping charges, net of returns and, to a lesser extent, the sale of advertising space on our web site. Online revenue increased from $5.8 million, or 78.6% of total revenues in the three months ended July 31, 1999, to $13.6 million, or 88.5% of total revenues in the three months ended July 31, 2000, primarily as a result of significant increases in our customer base (from 138,725 to 363,128), repeat purchases from our existing customers, and our expanded product offering such as our Information Exchange suite.

        International sales represented approximately 14% and 17% of online revenue for the three months ended July 31, 1999 and the three months ended July 31, 2000, respectively.

        Retail and Other Revenue. Retail and other revenue is comprised primarily of revenue generated by our physical retail stores and, to a lesser extent, by trade shows and book fairs. Retail and other revenue increased in absolute dollars, but decreased as a percentage of total revenue from $1.6 million, or 21.4% of total revenues for the three months ended July 31, 1999, to $1.8 million, or 11.5% of total revenues in the three months ended July 31, 2000, primarily as a result of an increased focus of our sales and marketing on the online business. The Company periodically evaluates the location and productivity of its retail stores and may close, consolidate or relocate stores as conditions warrant. Any closure, consolidation or relocation of a retail store is likely to decrease retail and other revenue.

        Cost of Online Revenue. Cost of online revenue is comprised primarily of the cost of merchandise sold through our online store and associated inbound and outbound shipping costs. Cost of online revenue increased from $4.5 million, or 78.3% of online revenue for the three months ended July 31, 1999, to $10.5 million, or 77.0% of online revenue in the three months ended July 31, 2000. The increase in absolute dollars was attributable to increased online sales volume.

        Cost of Retail and Other Revenue. Cost of retail and other revenue is comprised of the cost of merchandise sold through our retail stores and at trade shows and book fairs and includes associated inbound and outbound shipping costs. Cost of retail and other revenue increased from $1.0 million, or 65.5% of retail and other revenue in the three months ended July 31, 1999, to $1.2 million, or 65.0% of retail and other revenue in the three months ended July 31, 2000. The increase in absolute dollars was attributable to increased retail sales volume.

        Gross Profit. Gross profit as a percentage of total revenues remained the same at 24.4% in the three months ended July 31, 1999 and 2000. We have offered, and expect to continue to offer in the foreseeable future, discounts on various product offerings to encourage new customers and online traffic. Such pricing pressure is likely to reduce gross margins in the future but may be partially offset by the change in mix of products sold towards higher margin technology based training materials, product manuals and research reports.

        Sales and Marketing Expenses. Sales and marketing expenses consist of direct expenses associated with our retail stores, as well as advertising, promotional and public relations expenditures, payroll and related expenses for personnel engaged in corporate sales, marketing and fulfillment. Sales and marketing expenses increased from $5.3 million, or 71.5% of total revenues in the three months ended July 31, 1999, to $7.4 million, or 48.2% of total revenues in the three months ended July 31, 2000. The increase in absolute dollars was primarily attributable to the expansion of our online store and its direct sales force, plus an increase in advertising, branding, public relations and other promotional expenditures associated with MightyWords (our former wholly owned subsidiary) prior to the financing. The increase was also due to the increased personnel and related expenses required to implement our marketing strategy and fulfill customer demand. We intend to continue to pursue branding, marketing and telesales campaigns to generate increased online traffic and acquire customers. Accordingly, we expect sales and marketing expenses to increase in absolute dollars for the foreseeable future, but continue to decrease as a percentage of total revenues as total revenues increase.

        Development and Engineering Expenses. Development and engineering expenses primarily consist of costs associated with systems and telecommunications infrastructure, editorial operations and content acquisition. Development and engineering expenses increased from $1.3 million, or 17.6% of total revenues in the three months ended July 31, 1999, to $2.2 million, or 14.1% of total revenues in the three months ended July 31, 2000. The increase in absolute dollars was primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of our online store and transaction-processing systems, as well as increased investments in systems and telecommunications infrastructure. To date, all development and engineering costs have been expensed as incurred. We believe that continued investment in systems and infrastructure development is critical to attaining our strategic objectives.

        General and Administrative Expenses. General and administrative expenses consist of payroll and related costs associated with executive, accounting and administrative personnel, recruiting, professional service fees and other general corporate expenses. General and administrative expenses increased from $1.3, or 18.2% of total revenues in the three months ended July 31, 1999, to $3.4 million or 22.4% of total revenues in the three months ended July 31, 2000. This increase was primarily due to increased salaries and related expenses associated with the hiring of additional personnel and increases in professional fees, as well as increased rental expenses associated with the expansion in our current headquarters. We expect general and administrative expenses to increase in absolute dollars as we expand our staff and incur additional costs related to the expansion of our business and the costs resulting from being a public company, but continue to decrease as a percentage of total revenues as total revenues increase.

        Other expense. Other expense of $397,000 for the three months ended July 31, 2000 represents the Company's 24 percent interest in the net loss of MightyWords from June 5, 2000 through July 31, 2000.

        Interest, Net. Net interest decreased from $177,000 interest income in the three months ended July 31, 1999, to $35,000 interest expense in the three months ended July 31, 2000 due to the reduction in cash and investments as well as interest and finance fees charged on our line of credit.

SIX MONTHS ENDED JULY 31, 1999 COMPARED TO SIX MONTHS ENDED JULY 31, 2000

        Online Revenue. Online revenue increased from $10.3 million, or 76.1% of total revenues in the six months ended July 31, 1999, to $25.8 million, or 87.6% of total revenues in the six months ended July 31, 2000, primarily as a result of significant increases in our customer base (from 137,725 to 363,128), repeat purchases from our existing customers, and our expanded product offering such as our Information Exchange suite.

        International sales represented approximately 16% and 15% of online revenue for the six months ended July 31, 1999 and the six months ended July 31, 2000, respectively.

        Retail and Other Revenue. Retail and other revenue increased in absolute dollars, but decreased as a percentage of total revenue from $3.2 million, or 23.9% of total revenues for the six months ended July 31, 1999, to $3.6 million, or 12.4% of total revenues in the six months ended July 31, 2000, primarily as a result of an increased focus of our sales and marketing on the online business.

        Cost of Online Revenue. Cost of online revenue increased from $8.2 million, or 79.5% of online revenue for the six months ended July 31, 1999, to $20.3 million, or 79.0% of online revenue in the six months ended July 31, 2000. The increase in absolute dollars was attributable to increased online sales volume.

        Cost of Retail and Other Revenue. Cost of retail and other revenue increased from $2.1 million, or 65.2% of retail and other revenue in the six months ended July 31, 1999, to $2.4 million, or 65.2% of retail and other revenue in the six months ended July 31, 2000. The increase in absolute dollars was attributable to increased retail sales volume.

        Gross Profit. Gross profit as a percentage of total revenues decreased from 23.9% in the six months ended July 31, 1999 to 22.7% in the six months ended July 31, 2000 as the higher margin retail and other revenue represented a smaller portion of total revenue.

        Sales and Marketing Expenses. Sales and marketing expenses increased from $9.9 million, or 73.6% of total revenues in the six months ended July 31, 1999, to $17.9 million, or 60.9% of total revenues in the six months ended July 31, 2000. The increase in absolute dollars was primarily attributable to the expansion of our online store and its direct sales force, plus an increase in advertising, branding, public relations and other promotional expenditures associated with MightyWords (our former wholly owned subsidiary) prior to the financing. The increase was also due to the increased personnel and related expenses required to implement our marketing strategy and fulfill customer demand.

        Development and Engineering Expenses. Development and engineering expenses increased from $2.4 million, or 17.9% of total revenues in the six months ended July 31, 1999, to $4.5 million, or 15.5% of total revenues in the six months ended July 31, 2000. The increase in absolute dollars was primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of our online store and transaction-processing systems, as well as increased investments in systems and telecommunications infrastructure.

        General and Administrative Expenses. General and administrative expenses increased from $2.5 million, or 18.6% of total revenues in the six months ended July 31, 1999, to $6.7 million or 22.8% of total revenues in the six months ended July 31, 2000. This increase was primarily due to increased salaries and related expenses associated with the hiring of additional personnel and increases in professional fees, as well as increased rental expenses associated with expansions in our current headquarters.

        Other expense. Other expense of $397,000 for the six months ended July 31, 2000 represents the Company's 24 percent interest in the net loss of MightyWords from June 5, 2000 to July 31, 2000.

        Interest, Net. Net interest income decreased from $506,000 in the six months ended July 31, 1999, to $165,000 in the six months ended July 31, 2000 due to the reduction in cash and investments.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have financed our operations primarily through private sales of preferred stock which totaled approximately $19.3 million (net of issuance costs), and public sale of common stock in our initial public offering in November 1998 which totaled approximately $30.8 million (net of issuance costs) and private sale of Common Stock and Warrants in November 1999 which totaled approximately $29.9 million (net of issuance costs).

        Net cash used in operating activities was $6.0 million in the three months ended July 31, 1999 and $12.7 million in the three months ended July 31, 2000. Cash used in operating activities in the three months ended July 31, 1999 primarily resulted from a net loss of $5.9 million plus increases of $384,000 and $379,000, respectively, in accounts receivable and inventories and a decrease of $252,000 in accrued liabilities, offset by a decrease in prepaid expenses and other assets of $284,000 and an increase in accounts payable of $251,000, as well as depreciation and amortization. For the three months ended July 31, 2000, cash used for operating activities primarily resulted from a net loss of $9.7 million plus increases of $3.1 million and $1.4 million, respectively, in accounts receivable and receivable from affiliate plus a decrease in accounts payable of $1.8 million offset by a $1.4 million decrease in prepaid expenses and other assets and a $630,000 decrease in inventory, as well as depreciation and amortization. The significant increase in accounts receivable was primarily due to an increase in sales, as well as our recent accounting system conversion in April 2000. The system conversion resulted in delays in collections, which was addressed in July and collections have improved subsequently.

        Net cash used in operating activities was $11.3 million in the six months ended July 31, 1999 and $24.0 million in the six months ended July 31, 2000. For the six months ended July 31, 1999, cash used in operating activities primarily resulted from a net loss of $11.1 million plus increases of $484,000, $2.7 million, and $478,000, respectively, in accounts receivable, inventories, and prepaid expenses and other current assets, partially offset by a $2.6 million increase in accounts payable, as well as depreciation and amortization. Cash used for operating activities for the six months ended July 31, 2000, primarily resulted from a net loss of $22.7 million plus increases of $4.1 million and $1.4 million, respectively, in accounts receivable and receivable from affiliate offset by a $1.7 million increase in accounts payable and a $576,000 increase in accrued liabilities, as well as depreciation and amortization.

        Net cash provided by investing activities was $2.0 million in the three months ended July 31, 1999 and was attributable to $4.5 million from the sale of investments, offset by $2.5 million used to purchase property and equipment. Net cash provided by investing activities was $1.2 million in the three months ended July 31, 2000 and was due to $2.5 million from the sale of investments, offset by $1.3 million used to purchase property and equipment. Net cash provided by investing activities was $4.8 million in the six months ended July 31, 1999 and was attributable to $8.8 million from the sale of investments, offset by $4.0 million used to purchase property and equipment. Net cash provided by investing activities was $3.1 million in the six months ended July 31, 2000 and was due to $6.8 million from the sale of investments offset by $3.7 million used to purchase property and equipment.

        Cash provided by financing activities was $254,000 in the three months ended July 31, 1999 and was due primarily to $227,000 in purchases under our employee stock purchase plan, as well as stock option exercises. Cash provided by financing activities was $8.3 million in the three months ended July 31, 2000 and was mainly attributable to $8.6 million received from MightyWords at the time of its financing. Cash provided by financing activities was $306,000 in the six months ended July 31, 1999 and was due primarily to purchases under our employee stock purchase plan, as well as stock options exercises. Cash provided by financing activities was $10.4 million in the six months ended July 31, 2000 and was mainly attributable to $8.6 million received from MightyWords at the time of its financings, as well as, $1.4 million in proceeds from our line of credit plus purchases under our employee stock purchase plan, and stock option exercises. We have a $3.0 million line of credit, which expires on April 26, 2001.

        As of July 31, 2000 we had $4.9 million of cash and equivalents. As of that date, our principal commitments consisted of obligations outstanding under an agreement with SmartForce (formerly CBT Systems, Ltd.) and operating and capital leases. Although we have no material long-term commitments for capital expenditures, we anticipate an increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

RECENT DEVELOPMENTS

        On June 5, 2000, we closed a $36 million financing in venture capital investments in our subsidiary, MightyWords(TM). MightyWords is now operated as an independent, privately held company. The investments include $20 million from Barnes & Noble.com, $10 million from Vulcan Ventures Inc. and an additional $6 million from other investors, including Millennium Technology Ventures, Highland Capital Partners and APV Technology Partners. We will retain an approximately 24 percent ownership in MightyWords, while Barnes & Noble.com will own an approximately 30 percent of the company.

        As part of the arrangement, the Company received approximately $10.1 million from MightyWords as reimbursement for expenses incurred and additional cash spent on behalf of the subsidiary prior to the financing. The Company recorded the reimbursement as additional paid in capital in accordance with Staff Accounting Bulletin No. 51. The Company signed an operating agreement with MightyWords on June 5, 2000, whereas MightyWords is responsible for monthly reimbursements to the Company for all cash related expenses, and the Company is responsible to MightyWords' vendors for payment of all of their expenses. The operating agreement ends on January 31, 2001.

        In an unrelated matter, on July 12, 2000, the Company filed a registration statement (File No. 333-41262) on Form S-3 with the Securities and Exchange Commission (the "Commission") relating to the public offering, pursuant to Rule 415 under the Securities Act of 1933, as amended, of up to an aggregate of $20,000,000 in securities of the Company (the "Registration Statement"). On August 7, 2000, the Commission declared the Registration Statement effective. (The Registration Statement and definitive prospectus contained therein are collectively referred to as the "Prospectus.")

        On August 22, 2000, the Company filed a supplement to the Prospectus, dated August 22, 2000, relating to the issuance and sale of up to 582,860 shares of the Company's common stock and the sale of a warrant to purchase up to 116,572 shares of the Company's common stock (the "Common Stock Supplement"), with the Commission.

OTHER FACTORS AFFECTING OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

        We were incorporated in November 1994 to develop an online retail strategy, and we began selling information resources, initially consisting of technical books, through our online store on the World Wide Web, or the Web, in February 1996. We expanded our product offerings to include training materials in January 1998, corporate documentation in May 1998 and professional resources for the engineering, science, mathematics and financial services industries in March 1999. We introduced eMatter, a secure digital publishing technology that allows authors and publishers to publish and sell works online, in October 1999. More recently, we have introduced our Information Exchange product suite, as well as information resources for the medical and biotechnology industries. In March 2000, the Company launched MightyWords, a subsidiary created to take advantage of the mass market opportunities presented by the eMatter digital publishing initiative and on June 5, 2000, the Company completed a round of equity funding for MightyWords, which is now operated as a separate company. As a result, we have a very limited operating history from which to evaluate our business and prospects.

        Our prospects must be considered in light of the risks, expenses and uncertainties frequently encountered by companies in new and rapidly evolving markets, including electronic commerce. These risks may include:

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

We Have Incurred Losses and We Expect Future Losses

        Since inception, we have incurred significant net operating losses and expect to incur additional net operating losses for the foreseeable future. We may not achieve profitability and if achieved, profitability may not be sustained. As of July 31, 2000, we had an accumulated deficit of $66.8 million. We believe that our success will depend in large part on our ability to:

-       Integrate our Information Exchange suite of products into our business;
- Expand corporate relationships and establish and utilize supplier relationships;
-       Capitalize on the market for information resources;
-       Build brand awareness;
-       Maintain our technology focus and expertise;
- Expand our expertise in the engineering, science, mathematics, financial services, medical and biotechnology industries; and
-       Enhance our customers' online shopping experience.

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

Our Quarterly Operating Results Are Volatile and Future Operating Results Remain Uncertain

        Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. Our future quarterly operating results may vary significantly due to a variety of factors, many of which are outside our control. Factors that could affect our quarterly operating results include:

-       Our ability to sustain or improve gross margin levels;
- The introduction of new product lines, including eMatter and our Information Exchange suite;
- Our ability to retain existing customers, attract new customers and continuously improve customer satisfaction;
-       Our ability to manage inventory and fulfillment operations;
-       Price competition or higher wholesale prices in the industry;
- The announcement or introduction of new online stores, services and products by us or our competitors;
-       Our ability to establish and expand brand awareness;
- The level of usage of and commerce on the Internet and online services generally;
- Our ability to upgrade and develop our systems and infrastructure in a timely and effective manner;
-       Technical difficulties, system downtime or Internet brownouts;
- The amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and
-       Governmental regulation.

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

The Risks and Expenses Associated with New Product Offerings May Harm Our
Business

        For the three and six months ended July 31, 2000 approximately 89% of our online revenues were derived from sales of books. We recently expanded our product offerings to include our Information Exchange suite of products and resource materials for professionals in the medical and biotechnology industries, and future revenues from these new product offerings are difficult to forecast. The lack of market acceptance for these efforts or our inability to generate satisfactory revenues from such expanded services or products to offset related increased costs could seriously harm our business, financial condition, operating results and cash flows.

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

        We recently introduced eMatter, a secure digital publishing technology which allows authors and publishers to publish and sell works online. Future revenues from this new product are difficult to forecast. Further, the development and expansion of eMatter requires additional expenses and the diversion of resources. The lack of market acceptance for eMatter, or our inability to generate satisfactory revenues from eMatter to offset related increased costs could seriously harm our business, financial condition, operating results and cash flows.

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

We Must Manage Our Growth and Expansion

        We have rapidly expanded our operations and we anticipate that further expansion may be required to address potential growth in our customer base and market opportunities. Specifically, we expect to increase our direct corporate and telesales organization and marketing initiatives. This expansion has placed, and future expansion is expected to place, a significant strain on our management, operational and financial resources. Our management will be required to maintain and expand our relationships with:

-       Various suppliers and freight companies;
-       Other Web sites and other Web service providers;
-       Internet and other online service providers; and
-       Other third parties necessary to our business.

        Our new employees include a number of key managerial, technical and operations personnel who have not yet been fully integrated. To manage the expected growth of our operations and personnel, we will need to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls. In addition, we will need to expand, train and manage an increasing employee base. We will also need to expand our finance, administrative and operations staff.

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

        We may be unable in a timely manner to effectively upgrade and expand our transaction processing system or to smoothly integrate any newly developed or purchased modules with our existing systems. Any inability to do so could seriously harm our business, financial condition, operating results and cash flows.

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

Changes in State Sales and Other Tax Collection Regulations Could Harm Our Business

        We do not currently collect sales or other similar taxes for shipments of goods into states other than California and Kentucky. However, one or more states or foreign countries may seek to impose sales tax collection obligations on out-of-state or foreign companies, which engage in electronic commerce. In addition, any new operations we establish in states outside California and Kentucky could subject shipments into these states to state sales taxes. A successful assertion by one or more states or any foreign country that we should collect sales or other similar taxes on the sale of merchandise could seriously harm our business, financial condition, operating results and cash flows.

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

        Our systems and operations are vulnerable to damage or interruption from a number of sources, including:

-       Fire;
-       Flood;
-       Power loss or telecommunications failure;
-       Break-ins; and
-       Earthquake and similar events.

We Rely on Selected Suppliers

        For the three months and six months ended July 31, 2000, we purchased approximately 38% and 36% of our products from Ingram Book Company and 18% and 19% of our products from Pearson Education Division. We rely to a large extent on rapid fulfillment from Ingram, Pearson and other vendors. We generally have no commitments or arrangements with any of our vendors that guarantee the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. Our current vendors may not continue to sell merchandise to us on current terms. In addition, we may be unable to establish new or extend current vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. If we were unable to develop and maintain relationships with vendors that would allow us to obtain sufficient quantities of merchandise on acceptable commercial terms, our business, financial condition, operating results and cash flows could be seriously harmed.

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

        We have entered into employment agreements with several members of our senior management, including:

-       Mr. Capovilla, our President and Chief Executive Officer;
-       Mr. Orumchian, our Executive Vice President of Product Development.

Each employment agreement specifies the officer's base salary and general employee benefits, including acceleration of a portion of the employee's common stock option vesting.

Risks Associated with International Sales

        For the three and six months ended July 31, 2000, international sales accounted for approximately 17% and 15% of our online revenue. We expect that our percentage of online revenue from international markets will continue to represent a significant portion of our total revenue. Our international business activities are subject to a variety of potential risks, including the adoption of laws, political and economic conditions and actions by third parties that would restrict or eliminate our ability to do business in some jurisdictions. Although we currently transact business in U.S. dollars, to the extent that we determine to transact business in foreign currencies, we will become subject to the risks attendant to transacting in foreign currencies, including potential adverse effects of exchange rate fluctuations.

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

We May Be Found to Infringe Proprietary Rights of Others

        Other parties may assert infringement claims against us. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We are not currently aware of any legal proceedings pending or threatened against us, which if determined adversely would have a material impact on us. In addition, we display reviews and articles on technical subjects in our online store. Some reviews and articles may be copyrighted and we may not have explicit permission from the author for use of such intellectual property. The authors may assert infringement claims against us. If a claim is asserted alleging that we have infringed the proprietary rights of a third party, we may be required to seek licenses to continue to use this intellectual property. The failure to obtain the necessary licenses or other rights at a reasonable cost could seriously harm our business, financial condition, operating results and cash flows.

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

We Have Implemented Anti-Takeover Provisions

        Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be seriously harmed by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a third party from acquiring us without further action by our stockholders. We have no present plans to issue shares of preferred stock. Further, selected provisions of our Certificate of Incorporation and Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

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

ITEM 5.        OTHER INFORMATION.

               Not applicable

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a) The following exhibit is filed as part of this report:

                   27.01 - Financial Data Schedule

               (b) Reports on Form 8-K

                   The Company filed a report with the SEC on Form 8-K on June
                   9, 2000 to announce the financing of their subsidiary.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 14, 2000                          FATBRAIN.COM, INC.
                                            (Registrant)



                                            By: /s/ Janet Hall
                                               ---------------------------------
                                                Janet Hall
                                                Vice President of Finance
                                                and interim Chief Financial
                                                Officer (Duly Authorized
                                                Officer and Principal)

                                 EXHIBIT INDEX

Exhibit           Description
-------           -----------
27.01             Financial Data Schedule
